Form 10QSB
period 2006-12-31
CHINA MULTIMEDIA, INC.
filed 2007-01-30
CIK 1385211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934 FOR THE QUARTER ENDED

DECEMBER 31, 2006

Commission File Number 000-51817

CHINA MULTIMEDIA, INC.
(Name of small business issuer in its charter)

Nevada (State or jurisdiction of incorporation or organization)	98-0507257 I.R.S. Employer Identification No.

Rm 1901-2, Lucky Building

39 Wellington Street, Central, Hong Kong

 (Address of principal executive offices)

Issuers telephone number (852) 2802-8663

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x / No / /

As of January 9, 2007, there were 1,000,000 shares of voting common stock, $.001 par value, of China Multimedia, Inc. issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes / / No /x /

Table of Contents

PART I

ITEM 1. FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3. CONTROLS AND PROCEDURES

PART II

ITEM 1. LEGAL PROCEEDINGS

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I

Item 1. Financial Statements

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 (UNAUDITED)

INDEX

Page
Balance sheets	4
Statements of operations	5
Statement of stockholder’s (deficit)	6
Statements of cash flows	7
Notes to financial statements	8 -12

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF DECEMBER 31, 2006 (UNAUDITED) AND SEPTEMBER 28, 2006

	As of	As of
	December 31,	February 28,
	2006	2006
	(Unaudited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	1,012	1,029

Total assets	1,012	1,029

LIABILITIES AND STOCKHOLDER’S (DEFICIT)

Current liabilities
Accrued audit fee	964	3,213
Amount due to a stockholder (Note 7)	5,666	1,063

Total liabilities	6,630	4,276

Stockholder’s (deficit)
Common stock - US$0.001 par value (Note 4) :
authorized 50,000,000 shares; 1,000,000 shares issued and
outstanding	1,000	1,000
Accumulated (deficit) during the development stage	(6,613)	(4,247)
Accumulated other comprehensive income	(5)	-

Total stockholder’s (deficit)	(5,618)	(3,247)

Total liabilities and stockholder’s (deficit)	1,012	1,029

See accompanying notes to financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2006

AND FROM INCEPTION ON AUGUST 16, 2006 THROUGH DECEMBER 31, 2006

			From
			August 16,
		For the three	2006 (Date of
	Cumulative	months ended	inception) to
	total since	December 31,	September 30,
	inception	2006	2006
	(Unaudited)	(Unaudited)	(Audited)
	US$	US$	US$

Revenue	-	-	-

Expenses
Formation expenses	778	-	778
General and administrative expenses	5,839	2,369	3,470

Loss from operations	(6,617)	(2,369)	(4,248)
Interest income	4	3	1

Loss before income taxes	(6,613)	(2,366)	(4,247)
Income taxes (Note 2)	-	-	-

Net loss	(6,613)	(2,366)	(4,247)

Net loss per common share :
Basic and diluted (Note 3)	(0.00)	(0.00)	(0.00)

Weighted average number of shares :
Basic and diluted	1,000,000	1,000,000	1,000,000

See accompanying notes to financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDER’S (DEFICIT)

FROM INCEPTION ON AUGUST 16, 2006 THROUGH DECEMBER 31, 2006

	Common stock
			Accumulated
			deficit	Accumulated
			during the	other
	No. of		development	comprehensive
	shares	Amount	stage	income	Total
		US$	US$	US$	US$

Issuance of common stock on
August 16, 2006 (Note 4)	1,000,000	1,000	-	-	1,000

Net loss from August 16, 2006
(Date of Inception) to September 30, 2006	-	-	(4,247)	-	(4,247)

Balance, September 30, 2006	1,000,000	1,000	(4,247)	-	(3,247)

Comprehensive loss :
Net loss, three months ended December 31, 2006	-	-	(2,366)	-	(2,366)
Foreign currency translation	-	-	-	(5)	(5)

					(2,371)

Balance, December 31, 2006	1,000,000	1,000	(6,613)	(5)	(5,618)

See accompanying notes to financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2006

AND FROM INCEPTION ON AUGUST 16, 2006 THROUGH DECEMBER 31, 2006

			From
			August 16,
		For the three	2006 (date of
	Cumulative	months ended	inception) to
	total since	December 31,	September 30,
	inception	2006	2006
	(Unaudited )	(Unaudited )	(Audited )
	US$	US$	US$
Cash flows from operating activities :
Net loss	(6,613)	(2,366)	(4,247)
Change in liabilities :
Accrued audit fee	964	(2,249)	3,213

Net cash used in operating activities	(5,649)	(4,615)	(1,034)

Cash flows from financing activities :
Proceeds from issuance of common stock	1,000	-	1,000
Advance from a stockholder	5,666	4,603	1,063

Net cash provided by financing activities	6,666	4,603	2,063

Effect of rate changes on cash	(5)	(5)	-

Net change in cash and cash equivalents	1,012	(17)	1,029

Cash and cash equivalents, beginning of period	-	1,029	-

Cash and cash equivalents, end of period	1,012	1,012	1,029

Cash paid for :
Income taxes paid	-	-	-
Interest paid	-	-	-

See accompanying notes to financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 (UNAUDITED)

1.

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Corporate information

China Multimedia, Inc. (the “Company”) was incorporated in the State of Nevada on August 16, 2006 for the purpose of exploring new business opportunities.

The Company is a development stage company and has no activity during the period.

On December 11, 2006, the Company entered into a service agreement with DNA Financial Systems (“DNAF”) which is a regional solution provider for the financial and securities industry throughout the Asia Pacific Region. Pursuant to the agreement, the Company shall refer potential clients who wish to acquire the financial web portal design and hosting service provided by DNAF.

The Company has not introduced any clients to DNAF and is a development stage company during the period.

Continuance of operations

These financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business.  As of December 31, 2006, the Company had cash and cash equivalents of US$1,012, net current liabilities and stockholder’s (deficit) of US$5,618 and accumulated (deficit) during the development stage of US$6,613 respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans on the continuation of the Company as a going concern include financing the Company’s existing and future operations through additional issuance of common stock and/or advances from the sole stockholder and seeking for profitable business opportunities.  However, the Company has no assurance with respect to these plans.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash and cash equivalents

Cash equivalents comprise highly liquid investments with original maturity of three months or less.  At December 31, 2006, cash and cash equivalents consist of bank balance of US$1,012 denominated in Hong Kong dollars (“HKD”).

Concentration of risk

The Company keeps cash in HKD and maintains a HKD savings account with a commercial bank in Hong Kong, which are financial instruments that are potentially subject to concentration of credit risk.  During the reporting period, the Company has not engaged in any hedging activities.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 (UNAUDITED)

1.

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Concentration of risk

The Company keeps cash in HKD and maintains a HKD savings account with a commercial bank in Hong Kong, which are financial instruments that are potentially subject to concentration of credit risk.  During the reporting period, the Company has not engaged in any hedging activities.

Income taxes

The Company accounts for income tax in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes are recognized for all significant temporary differences between tax and financial statement bases of assets and liabilities.  A valuation allowance is recognized on deferred tax assets when it is more likely than not that these deferred tax assets will not be realized.

Foreign currency translation

The Company keeps cash and cash equivalents and incurred expenses in HKD during the reporting period and thus HKD is considered to be the functional currency.  Transactions denominated in currencies other than HKD are translated into HKD at the applicable rates of exchange prevailing at the dates of the transactions.  Monetary assets and liabilities denominated in other currencies are translated into HKD at the rates of exchange prevailing at the balance sheet date.  Exchange gains and losses are included in the determination of net income.

For financial reporting purposes, HKD has been translated into United States dollars (“US$”) as the reporting currency.  Assets and liabilities are translated into US$ at the exchange rate in effect at the period end.  Income and expenses are translated at average exchange rate prevailing during the period.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholder’s equity as “Accumulated other comprehensive income - foreign currency translation adjustments”.  Gains and losses resulting from foreign currency translation are included in other comprehensive income/(loss).

Conversion of amounts from Hong Kong dollars into United States dollars has been made at the exchange rate of US$1.00 = HK$7.779 for the three months ended December 31, 2006 and US$1.00 = HK$7.78 from inception on August 16, 2006 to December 31, 2006.  There is a comprehensive loss of US$1 due to the effect of rate changes during the reporting period.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 (UNAUDITED)

1.

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these financial statements and the accompanying notes during the reporting period.  Actual results could differ from those estimates.

Fair values of financial instruments

Financial instruments include cash and cash equivalents.  Management of the Company does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments.  The respective carrying values of financial instruments approximate their fair values.  Fair values were assumed to approximate carrying values since they are short-term in nature or they are receivable or payable on demand.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 (UNAUDITED)

2.

INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows :-

		From
		August 16,
	For the three	2006 (date of
	months ended	inception) to
	December 31,	September 30,
	2006	2006
	(Unaudited)	(Audited)
	US$	US$

Loss before income taxes	(2,366)	(4,047)

Expected benefit at statutory rate of 15%	(355)	(637)
Valuation allowance	355	637

	-	-

Recognized deferred income tax asset is as follows :-

	As of	As of
	December 31,	September 30,
	2006	2006
	(Unaudited)	(Audited)
	US$	US$

Operating losses available for future periods	992	637
Valuation allowance	(992)	(637)

	-	-

At December 31, 2006, the Company has incurred operating losses of US$5,653 which, if unutilized, will expire through to 2026.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 (UNAUDITED)

3.

NET LOSS PER SHARE

During the reporting period, the Company did not issue any dilutive instruments.  Accordingly, the reported basic and diluted loss per share is the same.

4.

COMMON STOCK

The Company was incorporated on August 16, 2006 with authorized capital of 50,000,000 shares of common stock of US$0.001 par value.  On August 16, 2006, 1,000,000 shares of common stock of US$0.001 par value totaling US$1,000 was issued for cash.

5.

STOCK INCENTIVE PLAN

The Company has not established any stock incentive plan since its incorporation.

6.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of December 31, 2006.

7.

RELATED PARTY TRANSACTIONS

The sole stockholder, who is also the director, advanced US$1,063 and US$4,603 to the Company financing its working capital for the period from inception on August 16, 2006 through September 30, 2006 and for the three months ended December 31, 2006, respectively.  The advance is interest-free, unsecured and repayable on demand.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

Certain statements in this report include forward-looking statements that include risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions to identify such forward-looking statements. This Form also contains forward-looking statements attributed to certain third parties relating to their estimates regarding the operation and growth of our business and spending. You should not place undue reliance on these forward-looking statements, which apply only as of the date hereof. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in this registration as we are a development stage company with no operations to date. Our ability to generate revenue is subject to substantial risks.

Management's Discussion and Analysis or Plan of Operation

We are a development stage company established to: 1) provide web design solutions to companies; and 2) introduce potential business opportunities to business partners. To date, the Company’s only activities have consisted of developing its business plan, raising initial capital, and signing an agreement with a business partner.

CMI’s Web Design Services

CMI plans to provide cost-effective web design solutions for small and medium-sized business enterprises (“SMEs”) throughout Hong Kong.  CMI’s goal is to assist potential clients with establishing or maintaining websites which allow the clients to promote their Internet presence.  Websites provide a vehicle for businesses to post information about their company onto the Internet, thereby reaching the global market. In the current market, many companies are attempting to establish an online presence without spending or committing a substantial amount of capital or time. Establishing an Internet presence is particularly challenging for SMEs.   Accordingly, CMI intends to identify SMEs that may be in need of web services and provide them with a cost effective means of meeting their website design and operational needs.  CMI will focus on locating potential clients (the “T-Clients”) who either do not maintain any form of company website or maintain websites with outdated designs.

To meet the needs of T-Clients, CMI maintains a list of professional freelance web designers (the “Freelance Designers”) who provide CMI with a full range of website templates (the “Templates”) specifically designed for different business sectors. Once we have located a potential T-Client, we will attempt to provide them with an affordable website Template that is suitable to their business needs. Additionally, if the T-Clients request websites with more advanced functions than the Templates currently provide, we will introduce the T-Clients to suitable Freelance Designers to meet the T-Clients specific web design needs.  All of the Freelance Designers we work with possess the relevant knowledge and necessary skill to provide such customized services.

CMI is able to provide cost-effective web design solutions to SMEs by maintaining a full range of Templates which are specific to different business sectors. CMI’s prices are not cost prohibitive to SMEs because we are able to operate with a minimum amount of overhead by not employing any full time software developers or web designers. CMI acts only as a bridge between Freelance Designers and T-Clients. The Freelance Designers that we work with have authorized us to use their professional designs while we attempt to locate potential T-Clients.

CMI currently has an arrangement with its Freelance Designers whereby CMI splits the fee charged to the T-Clients.  Under the fee arrangement, CMI collects 60% of the fee charged to the T-Clients and distributes the remaining 40% to the Freelance Designers.  CMI determines the amount of the fee charged to the T-Clients. CMI and the Freelance Designers agreed orally on the fee arrangement, and we have not signed any written contracts with them.

CMI’s Business Opportunities Program

In addition to our web design service, we will also attempt to create new business opportunities for specific companies. On December 11, 2006, CMI entered into an Agreement (the “Agreement”) with DNA Financial Systems (“DNAF”), a Hong Kong corporation founded in 2005.  DNAF is a regional solution provider for the financial industry in the Asia Pacific Region. It provides integrated solutions by offering online trading systems, Forex dealing room management systems, and corporate treasury risk management systems to banks and financial institutions. It also offers a service named Financial Web Portal Design and Hosting (“FWPDH”). FWPDH is a customized service targeted at stock exchange listed companies. Listed companies can add value to their websites by providing instant stock information to their stockholders. The FWPDH service allows stockholders to receive instant stock price information and delayed chart information on the company website. Professional web designers of DNAF are responsible for designing a tailor-made web portal to suit clients’ needs.

Pursuant to the terms of the Agreement, CMI will attempt to establish new business opportunities for DNAF by identifying, locating, and introducing potential clients (the “D-Clients”) in need of the FWPDH service, to DNAF.  In our search for D-Clients, we will focus on the following areas: Hong Kong, Macau, Singapore, Australia, Taiwan and China (collectively referred to as the “Territory”). CMI plans to initially focus on the market in Hong Kong as a starting point for its business opportunities program due to the fact that management has a significant number of business connections in this area.    Pursuant to the terms of the Agreement, as compensation for CMI’s efforts, CMI is entitled to 40% of the initial commission that DNAF receives from any D-Client or other business opportunity that CMI establishes for DNAF.  DNAF determines the amount of the fees charged to the D-clients.

The Company has minimal cash and has not yet earned revenue from any business operations.  There is no assurance that we will achieve or sustain profitability on an annual or quarterly basis. Because the Company has been a development stage company since inception and has not generated revenues, the Company operates with minimal overhead.  The Company will need to raise additional funds, either in the form of an advance or an equity investment by the Company's President; or in the form of equity investment by outside investors, or some combination of each.

Liquidity and Capital Resources

As of December 31, 2006, the Company remains in the development stage. For the period ended December 31, 2006, the Company's balance sheet reflects current and total assets of $1,012 in the form of cash and cash equivalent, net current liability and stockholder’s (deficit) of $4,654 and accumulated (deficit) during the development stage of $5,653.

The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities. The Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, but it is currently anticipated that the Company will rely on loans from the major shareholder, Mr. Wilson Cheung, to pay any daily operating expenses prior to any fund raising exercise. Mr. Cheung is under no obligation to provide such loans.  The Company anticipates that this arrangement will not change until the Company is able to consummate a business transaction.

Plan of Operations in the next 12 months

The Company recorded a net loss of $1,406 for the three month period ended December 31, 2006, compared to a net loss of $4,247 from inception on August 16, 2006 through September 30, 2006.

As the Company has minimal cash and has not yet earned revenue from any business operations, we will rely on loans from the major shareholder, Mr. Wilson Cheung, to pay any daily operating expenses prior to any fund raising exercise.

Employees

At present, we have no full or part-time employees. CMI is currently managed by Mr. Wilson Kin Cheung, the President and Director of the Company. Mr. Cheung devotes approximately 25% of his time to our operations and we have not signed any employee agreement with Mr. Cheung.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing and similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

Product research and development

We are not a developer of any products we provide to our T-Clients or D-Clients, however, we act as a bridge between our clients, DNAF and the Freelance Designers. We can communicate with our clients to understand their needs and obtain their usage feedbacks on the products. DNAF and the Freelance Designers can then improve their products based on these comments and provide better services.

Description of Property

Office Facilities

We have no real property and currently operate from limited office space provided by Easterly Financial Investment Limited (“Easterly”), for which we pay no rent. Easterly is located at Room 1901-02, Lucky Building, 39 Wellington Street, Central, Hong Kong. We have no plans to obtain additional office space for the next twelve months until our business is more developed.

Description of Securities

The Company's authorized capital is 50,000,000 shares of common stock with $0.001 par value. As of December 31, 2006, there were 1,000,000 common voting shares issued and outstanding.

Debt Securities to be Registered

Not applicable.

American Depository Receipts

Not applicable

Other Securities to be Registered

Not applicable.

Item 3. Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and principal accounting officer also concluded that our disclosure controls and procedures were effective as of December 31, 2006 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

Item 1. Legal Proceedings

The Company knows of no material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are filed herewith:

3.1

Articles of Incorporation (herein incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 4, 2007).

3.2

Bylaws (herein incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 4, 2007).

10.1

Contract with DNA Financial Systems signed on December 11, 2006 (herein incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 4, 2007).

31.1

Certifications pursuant to Rule 13a-15(a) or 15d-15(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certifications pursuant to Rule 13a-15(a) or 15d-15(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MULTIMEDIA, INC.

By: /s/ Wilson Cheung

Wilson Cheung, President and Director

Date: January 30, 2007

By: /s/ Wilson Cheung

Wilson Cheung, Chief Financial Officer

Date: January 30, 2007