Form 10QSB/A
period 2006-12-31
CHINA MULTIMEDIA, INC.
filed 2007-02-16
CIK 1385211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Table of Contents

PART I

3

ITEM 1. FINANCIAL STATEMENTS

3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

12

ITEM 3. CONTROLS AND PROCEDURES

15

PART II

16

ITEM 1. LEGAL PROCEEDINGS

16

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

16

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

16

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

16

ITEM 5. OTHER INFORMATION

16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

16

SIGNATURES

17

EXPLANATORY NOTE

We are filing this Form 10-QSB/A for the period ended December 31, 2006, to reflect changes in our financial statements.

Any items included in the original report on Form 10-QSB for the period ended December 31, 2006, that are not included herein, are not amended and remain in effect as of the date of the original filing thereof.  Additionally, this Form 10-QSB/A does not purport to provide a general update or discussion of any other developments subsequent to the original filing.

The filing of this Form 10-QSB/A shall not be deemed to be an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement contained therein not misleading.

PART I

ITEM 1. FINANCIAL STATEMENTS

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2006

Page

Balance sheets

4

Statements of operations

5

Statements of stockholder’s (deficit)

6

Statements of cash flows

7

Notes to financial statements

8 - 11

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF DECEMBER 31, 2006 (UNAUDITED) AND SEPTEMBER 30, 2006

	As of	As of
	December 31,	September 30,
	2006	2006
	(Unaudited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	1,012	1,029

Total assets	1,012	1,029

LIABILITIES AND STOCKHOLDER’S (DEFICIT)

Current liabilities
Accrued audit fee	964	3,213
Amount due to a stockholder (Note 7)	5,666	1,063

Total liabilities	6,630	4,276

Stockholder’s (deficit)
Common stock - US$0.001 par value (Note 4):
authorized 50,000,000 shares; 1,000,000 shares issued and
outstanding	1,000	1,000
Accumulated (deficit) during the development stage	(6,613)	(4,247)
Accumulated other comprehensive income (loss)	(5)	-

Total stockholder’s (deficit)	(5,618)	(3,247)

Total liabilities and stockholder’s (deficit)	1,012	1,029

See accompanying notes to financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2006

AND FROM INCEPTION ON AUGUST 16, 2006 THROUGH DECEMBER 31, 2006

			From
			August 16,
		For the three	2006 (Date of
	Cumulative	months ended	inception) to
	total since	December 31,	September 30,
	inception	2006	2006
	(Unaudited)	(Unaudited)	(Audited)
	US$	US$	US$

Revenue	-	-	-

Expenses
Formation expenses	778	-	778
General and administrative expenses	5,839	2,369	3,470

Loss from operations	(6,617)	(2,369)	(4,248)
Interest income	4	3	1

Loss before income taxes	(6,613)	(2,366)	(4,247)
Income taxes (Note 2)	-	-	-

Net loss	(6,613)	(2,366)	(4,247)

Net loss per share:
Basic and diluted (Note 3)	(0.00)	(0.00)	(0.00)

Weighted average number of shares:
Basic and diluted	1,000,000	1,000,000	1,000,000

See accompanying notes to financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDER’S (DEFICIT)

FROM INCEPTION ON AUGUST 16, 2006 THROUGH DECEMBER 31, 2006

	Common stock
			Accumulated
			(deficit)	Accumulated
			during the	other
	No. of		development	comprehensive
	shares	Amount	stage	income (loss)	Total
		US$	US$	US$	US$

Issuance of common stock on
August 16, 2006 (Note 4)	1,000,000	1,000	-	-	1,000

Net loss from August 16, 2006
(Date of Inception) to
September 30, 2006	-	-	(4,247)	-	(4,247)

Balance, September 30, 2006	1,000,000	1,000	(4,247)	-	(3,247)

Comprehensive loss:
Net loss, three months ended
December 31, 2006	-	-	(2,366)	-	(2,366)
Foreign currency translation	-	-	-	(5)	(5)

					(2,371)

Balance, December 31, 2006	1,000,000	1,000	(6,613)	(5)	(5,618)

See accompanying notes to financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2006

AND FROM INCEPTION ON AUGUST 16, 2006 THROUGH DECEMBER 31, 2006

			From
			August 16,
		For the three	2006 (date of
	Cumulative	months ended	inception) to
	total since	December 31,	September 30,
	inception	2006	2006
	(Unaudited )	(Unaudited )	(Audited )
	US$	US$	US$
Cash flows from operating activities:
Net loss	(6,613)	(2,366)	(4,247)
Change in liabilities:
Accrued audit fee	-	(2,249)	3,213

Net cash used in operating activities	(5,649)	(4,615)	(1,034)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,000	-	1,000
Advance from a stockholder	5,666	4,603	1,063

Net cash provided by financing activities	6,666	4,603	2,063

Effect of rate changes on cash	(5)	(5)	-

Net change in cash and cash equivalents	1,012	(17)	1,029

Cash and cash equivalents, beginning of period	-	1,029	-

Cash and cash equivalents, end of period	1,012	1,012	1,029

Cash paid for:
Income taxes paid	-	-	-
Interest paid	-	-	-

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

Continuance of operations

These financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business.  As of December 31, 2006, the Company had cash and cash equivalents of US$1,012, current liabilities of US$6,630 and stockholder’s (deficit) of US$5,618 and accumulated (deficit) during the development stage of US$6,613 respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans on the continuation of the Company as a going concern include financing the Company’s existing and future operations through additional issuance of common stock and/or advances from the sole stockholder and seeking for profitable business opportunities including a service agreement with DNAF.  However, the Company has no assurance with respect to these plans.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

For financial reporting purposes, HKD has been translated into United States dollars (“US$”) as the reporting currency.  Assets and liabilities are translated into US$ at the exchange rate in effect at the period end.  Income and expenses are translated at average exchange rate prevailing during the period.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholder’s equity as “Accumulated other comprehensive income (loss) - foreign currency translation adjustments”.  Gains and losses resulting from foreign currency translation are included in other comprehensive income/(loss).

Conversion of amounts from Hong Kong dollars into United States dollars has been made at the exchange rate of US$1.00 = HK$7.779 for the three months ended December 31, 2006 and US$1.00 = HK$7.78 from inception on August 16, 2006 to September 30, 2006.  There is a comprehensive loss of US$5 due to the effect of rate changes during the reporting period.

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

2.

INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows :-

		From
		August 16,
	For the three	2006 (date of
	months ended	inception) to
	December 31,	September 30,
	2006	2006
	(Unaudited)	(Audited)
	US$	US$

Loss before income taxes	(2,366)	(4,247)

Expected benefit at statutory rate of 15%	(355)	(637)
Valuation allowance	355	637

	-	-

Recognized deferred income tax asset is as follows: -

	As of	As of
	December 31,	September 30,
	2006	2006
	(Unaudited)	(Audited)
	US$	US$

Operating losses available for future periods	992	637
Valuation allowance	(992)	(637)

	-	-

At December 31, 2006, the Company has incurred operating losses of US$6,613 which, if unutilized, will expire through to 2026.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

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

Liquidity and Capital Resources

As of December 31, 2006, the Company remains in the development stage. For the period ended December 31, 2006, the Company's balance sheet reflects current and total assets of $1,012 in the form of cash and cash equivalent, net current liability and stockholder’s (deficit) of $5,618 and accumulated (deficit) during the development stage of $6,613.

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

Plan of Operations in the next 12 months

The Company recorded a net loss of $2,366 for the three month period ended December 31, 2006, compared to a net loss of $4,247 from inception on August 16, 2006 through September 30, 2006.

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

CHINA MULTIMEDIA, INC.

By: /s/ Wilson Cheung

Wilson Cheung, President and Director

Date: February 16, 2007

By: /s/ Wilson Cheung

Wilson Cheung, Chief Financial Officer

Date: February 16, 2007