Form 10QSB
period 2007-03-31
CHINA MULTIMEDIA, INC.
filed 2007-05-14
CIK 1385211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED

MARCH 31, 2007

CHINA MULTIMEDIA, INC.
(Name of small business issuer in its charter)

Nevada (State or jurisdiction of incorporation or organization)	000-51817 Commission File Number	98-0507257 I.R.S. Employer Identification No.

Rm. 1901-2, Lucky Building 39 Wellington Street, Central, Hong Kong
(Address of principal executive offices)

Issuer’s telephone number (852) 2802-8663

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes /X/ No / /

As of March 31, 2007, there were 1,000,000 shares of voting common stock, $.001 par value, of China Multimedia, Inc. issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes / / No /X/

Table of Contents

PART I

3

ITEM 1. FINANCIAL STATEMENTS

3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

11

ITEM 3. CONTROLS AND PROCEDURES

15

PART II

16

ITEM 1. LEGAL PROCEEDINGS

16

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

16

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

16

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

16

ITEM 5. OTHER INFORMATION

17

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

17

SIGNATURES

18

PART I

Item 1. Financial Statements

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2007

Index to condensed financial statements

Page

Condensed balance sheets

4

Condensed statements of operations

5

Condensed statements of cash flows

6

Notes to condensed financial statements

7 - 10

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2007 AND SEPTEMBER 30, 2006

	As of	As of
	March 31,	September 30,
	2007	2006
	(Unaudited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	948	1,029

Total assets	948	1,029

LIABILITIES AND STOCKHOLDER’S (DEFICIT)

Current liabilities
Accrued audit fee	-	3,213
Amount due to a stockholder (Note 7)	8,624	1,063

Total liabilities	8,624	4,276

Stockholder’s (deficit)
Common stock - US$0.001 par value (Note 4):
authorized 50,000,000 shares; 1,000,000 shares issued and outstanding
	1,000	1,000
Accumulated (deficit) during the development stage	(8,702)	(4,247)
Accumulated other comprehensive income	26	-

Total stockholder’s (deficit)	(7,676)	(3,247)

Total liabilities and stockholder’s (deficit)	948	1,029

See accompanying notes to condensed financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2007

AND FROM INCEPTION ON AUGUST 16, 2006 THROUGH MARCH 31, 2007

	For the three	For the six
	months ended	months ended	Cumulative
	March 31,	March 31,	total since
	2007	2007	inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$

Revenue	-	-	-

Expenses
Formation expenses	-	-	778
General and administrative expenses	2,092	4,461	7,931

Loss from operations	(2,092)	(4,461)	(8,709)
Interest income	3	6	7

Loss before income taxes	(2,089)	(4,455)	(8,702)
Income taxes (Note 2)	-	-	-

Net loss	(2,089)	(4,455)	(8,702)

Net loss per share:
Basic and diluted (Note 3)	(0.00)	(0.00)	(0.00)

Weighted average number of shares:
Basic and diluted	1,000,000	1,000,000	1,000,000

See accompanying notes to condensed financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2007

AND FROM INCEPTION ON AUGUST 16, 2006 THROUGH MARCH 31, 2007

	For the three		For the six
	months ended		months ended		Cumulative
	March 31,		March 31,		total since
	2007		2007		inception
	(Unaudited	)	(Unaudited	)	(Unaudited	)
	US$		US$		US$
Cash flows from operating activities:
Net loss	(2,089)		(4,455)		(8,702)
Change in liabilities:
Accrued audit fee	(964)		(3,213)		-

Net cash used in operating activities	(3,053)		(7,668)		(8,702)

Cash flows from financing activities:
Proceeds from issuance of common stock	-		-		1,000
Advance from a stockholder	2,958		7,561		8,624

Net cash provided by financing activities	2,958		7,561		9,624

Effect of rate changes on cash	31		26		26

Net change in cash and cash equivalents	(64)		(81)		948

Cash and cash equivalents, beginning of period	1,012		1,029		-

Cash and cash equivalents, end of period	948		948		948

Cash paid for:
Income taxes paid	-		-		-
Interest paid	-		-		-

See accompanying notes to condensed financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

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

Continuance of operations

These financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business.  As of March 31, 2007, the Company had cash and cash equivalents of US$948, current liabilities of US$8,624 and stockholder’s (deficit) of US$7,676 and accumulated (deficit) during the development stage of US$8,702 respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents

Cash equivalents comprise highly liquid investments with original maturity of three months or less.  At March 31, 2007, cash and cash equivalents consist of bank balance of US$948 denominated in Hong Kong dollars (“HKD”).

Concentration of risk

The Company keeps cash in HKD and maintains a HKD savings account with a commercial bank in Hong Kong, which are financial instruments that are potentially subject to concentration of credit risk.  During the reporting period, the Company has not engaged in any hedging activities.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

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

Conversion of amounts from Hong Kong dollars into United States dollars has been made at the exchange rate of US$1.00 = HK$7.795 for the three months ended March 31, 2007 and US$1.00 = HK$7.781 as at March 31, 2007.  There is a comprehensive income of US$26 due to the effect of rate changes for the six months ended March 31, 2007.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these financial statements and the accompanying notes during the reporting period.  Actual results could differ from those estimates.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

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

2.

INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows: -

	For the three	For the six
	months ended	months ended	Cumulative
	March 31,	March 31,	total since
	2007	2007	inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$

Loss before income taxes	(2,089)	(4,455)	(8,702)

Expected benefit at statutory rate of 15%	(313)	(668)	(1,305)
Valuation allowance	313	668	1,305

	-	-	-

Recognized deferred income tax asset is as follows: -

	As of	As of
	March 31,	September 30,
	2007	2006
	(Unaudited)	(Audited)
	US$	US$

Operating losses available for future periods	1,305	637
Valuation allowance	(1,305)	(637)

	-	-

At March 31, 2007, the Company has incurred operating losses of US $8,702, which, if unutilized, will expire through to 2026.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

3.

NET LOSS PER SHARE

During the reporting period, the Company did not issue any dilutive instruments.  Accordingly, the reported basic and diluted loss per share is the same.

4.

COMMON STOCK

The Company was incorporated on August 16, 2006 with authorized capital of 50,000,000 shares of common stock of US$0.001 par value.  On August 16, 2006, 1,000,000 shares of common stock of US$0.001 par value totaling US $1,000 was issued for cash.

5.

STOCK INCENTIVE PLAN

The Company has not established any stock incentive plan since its incorporation.

6.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of March 31, 2007.

7.

RELATED PARTY TRANSACTIONS

The sole stockholder, who is also the director, advanced US$1,063 and US$7,561 to the Company financing its working capital for the period from inception on August 16, 2006 through September 30, 2006 and for the six months ended March 31, 2007, respectively.  The advance is interest-free, unsecured and repayable on demand.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

Certain statements in this report include forward-looking statements that include risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends” and similar expressions to identify such forward-looking statements. This Form also contains forward-looking statements attributed to certain third parties relating to their estimates regarding the operation and growth of our business and spending. You should not place undue reliance on these forward-looking statements, which apply only as of the date hereof. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in this registration, as we are a development stage company with no operations to date. Our ability to generate revenue is subject to substantial risks.

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

Pursuant to the terms of the Agreement, CMI will attempt to establish new business opportunities for DNAF by identifying, locating, and introducing potential clients (the “D-Clients”) in need of the FWPDH service, to DNAF.  In our search for D-Clients, we will focus on the following areas: Hong Kong, Macau, Singapore, Australia, Taiwan and China (collectively referred to as the “Territory”). CMI plans to initially focus on the market in Hong Kong as a starting point for its business opportunities program due to the fact that management has a significant number of business connections in this area.    Pursuant to the terms of the Agreement, as compensation for CMI’s efforts, CMI is entitled to 40% of the initial commission on the total contract value on the date the contract between the client and DNAF is signed for any D-Client or other business opportunity that CMI establishes for DNAF.  DNAF determines the amount of the fees charged to the D-clients.

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

Liquidity and Capital Resources

As of March 31, 2007, the Company remains in the development stage. For the period ended March 31, 2007, the Company’s balance sheet reflects current and total assets of $948 in the form of cash and cash equivalent, net current liability and stockholder’s (deficit) of $7,676 and accumulated (deficit) during the development stage of $8,702.

The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities. The Company has no agreement in place with its shareholder or other persons to pay expenses on its behalf, but it is currently anticipated that the Company will rely on loans from the sole shareholder, Mr. Wilson Cheung, to pay any daily operating expenses prior to any fund raising exercise. The Company anticipates that this arrangement will not change until the Company is able to consummate a business transaction.

Plan of Operations in the next 12 months

The Company recorded a net loss of $2,089 for the three month period ended March 31, 2007, and a net loss of $4,247 from inception on August 16, 2006 through September 30, 2006.

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

Description of Securities

The Company’s authorized capital is 50,000,000 shares of common stock with $0.001 par value. As of March 31, 2007, there were 1,000,000 common voting shares issued and outstanding.

Debt Securities to be Registered

Not applicable.

American Depository Receipts

Not applicable

Other Securities to be Registered

Not applicable.

Item 3. Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and principal accounting officer also concluded that our disclosure controls and procedures were effective as of March 31, 2007 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

31.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

CHINA MULTIMEDIA, INC.

By: /s/ Wilson Cheung

Wilson Cheung, President and Director

Date: May 14, 2007

By: /s/ Wilson Cheung

Wilson Cheung, Chief Financial Officer

Date: May 14, 2007