Form 10QSB/A
period 2006-12-31
CHINA MULTIMEDIA, INC.
filed 2007-08-06
CIK 1385211

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

Explanatory Note:

We are filing this Form 10-QSB/A for the period ended December 31, 2006, to reflect changes in Exhibits 31.1 and 31.2.

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

Date: August 6, 2007

By: /s/ Wilson Cheung

Wilson Cheung, Chief Financial Officer

Date: August 6, 2007