Form 10QSB/A
period 2007-03-31
CHINA MULTIMEDIA, INC.
filed 2007-08-06
CIK 1385211

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

Explanatory Note:

We are filing this Form 10-QSB/A for the period ended March 31, 2007, to reflect changes in Exhibits 31.1 and 31.2.

Any items included in the original report on Form 10-QSB for the period ended March 31, 2007, that are not included herein, are not amended and remain in effect as of the date of the original filing thereof.  Additionally, this Form 10-QSB/A does not purport to provide a general update or discussion of any other developments subsequent to the original filing.

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