Form 10QSB
period 2007-06-30
CHINA MULTIMEDIA, INC.
filed 2007-08-13
CIK 1385211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934 FOR THE QUARTER ENDED

JUNE 30, 2007

Commission File Number 000-51817

CHINA MULTIMEDIA, INC.
(Name of small business issuer in its charter)

Nevada (State or jurisdiction of incorporation or organization)	98-0507257 I.R.S. Employer Identification No.

Rm 2213-14, 22nd floor Jardine House, 1 Connaught Place Central, Hong Kong
(Address of principal executive offices)

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

As of June 30, 2007, there were 1,000,000 shares of voting common stock, $.001 par value, of China Multimedia, Inc. issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes / / No /x /

Table of Contents

PART I

3

ITEM 1. FINANCIAL STATEMENTS

3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

12

ITEM 3. CONTROLS AND PROCEDURES

16

PART II

17

ITEM 1. LEGAL PROCEEDINGS

17

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

17

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

18

ITEM 5. OTHER INFORMATION

18

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

18

SIGNATURES

19

PART I

Item 1. Financial Statements

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2007

Index to condensed financial statements

Page

Condensed balance sheets

4

Condensed statements of operations and comprehensive income

5

Condensed statements of cash flows

6

Notes to condensed financial statements

7 - 11

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2007 AND SEPTEMBER 30, 2006

	As of	As of
	June 30,	September 30,
	2007	2006
	(Unaudited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	920	1,029

Total assets	920	1,029

LIABILITIES AND STOCKHOLDER’S (DEFICIT)

Current liabilities
Accrued audit fee	-	3,213
Amount due to a stockholder (Note 9)	16,549	1,063

Total liabilities	16,549	4,276

Stockholder’s (deficit)
Common stock - US$0.001 par value (Note 6):
authorized 50,000,000 shares; 1,000,000 shares issued and
outstanding	1,000	1,000
Accumulated (deficit) during the development stage	(16,668)	(4,247)
Accumulated other comprehensive income	39	-

Total stockholder’s (deficit)	(15,629)	(3,247)

Total liabilities and stockholder’s (deficit)	920	1,029

See accompanying notes to condensed financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2007

AND FROM INCEPTION ON AUGUST 16, 2006 THROUGH JUNE 30, 2007

	For the three	For the nine
	months ended	months ended	Cumulative
	June 30,	June 30,	total since
	2007	2007	inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$

Revenue	-	-	-

Expenses
Formation expenses	-	-	778
General and administrative expenses	7,969	12,430	15,900

Loss from operations	(7,969)	(12,430)	(16,678)
Interest income	3	9	10

Loss before income taxes	(7,966)	(12,421)	(16,668)
Income taxes (Note 4)	-	-	-

Net loss	(7,966)	(12,421)	(16,668)

Other comprehensive income
Foreign currency translation adjustment	13	39	39

Total comprehensive income	(7,953)	(12,382)	(16,629)

Net loss per share:
Basic and diluted (Note 5)	(0.00)	(0.00)	(0.00)

Weighted average number of shares:
Basic and diluted	1,000,000	1,000,000	1,000,000

See accompanying notes to condensed financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2007

AND FROM INCEPTION ON AUGUST 16, 2006 THROUGH JUNE 30, 2007

	For the three	For the nine
	months ended	months ended	Cumulative
	June 30,	June 30,	total since
	2007	2007	inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$
Cash flows from operating activities:
Net loss	(7,966)	(12,421)	(16,668)
Change in liabilities:
Accrued audit fee	-	(3,213)	-

Net cash used in operating activities	(7,966)	(15,634)	(16,668)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	1,000
Advance from a stockholder	7,925	15,486	16,549

Net cash provided by financing activities	7,925	15,486	17,549

Effect of rate changes on cash	13	39	39

Net change in cash and cash equivalents	(28)	(109)	920

Cash and cash equivalents, beginning of period	948	1,029	-

Cash and cash equivalents, end of period	920	920	920

Cash paid for:
Income taxes paid	-	-	-
Interest paid	-	-	-

See accompanying notes to condensed financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

1.

DESCRIPTION OF BUSINESS

China Multimedia, Inc. (the “Company”) was incorporated in the State of Nevada on August 16, 2006 for the purpose of exploring new business opportunities.

On December 11, 2006, the Company entered into a service agreement with DNA Financial Systems (“DNAF”), which is a regional solution provider for the financial and securities industry throughout the Asia Pacific Region. Pursuant to the agreement, the Company shall refer potential clients who wish to acquire the financial web portal design and hosting service provided by DNAF.

The Company has not introduced any clients to DNAF and is a development stage company during the period.

2.

BASIS OF PRESENTATION

The accompanying condensed financial statements are unaudited.  These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations.  Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10SB12G for the period from August 16, 2006 to September, 2006 which was filed January 5, 2007.

In the opinion of the management of the Company, the condensed financial statements for the unaudited interim periods presented include all adjustments, including normal recurring adjustments, necessary to fairly present the results of such interim periods and the financial position as of the end of said period.  The results of operations for the interim period are not necessarily indicative of the results for the full year.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Continuance of operations

These financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business.  As of June 30, 2007, the Company had cash and cash equivalents of US$920, current liabilities of US$16,549 and stockholder’s (deficit) of US$15,629 and accumulated (deficit) during the development stage of US$16,668 respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents

Cash equivalents comprise highly liquid investments with original maturity of three months or less.  At June 30, 2007, cash and cash equivalents consist of bank balance of US$920 denominated in Hong Kong dollars (“HKD”).

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

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Conversion of amounts from Hong Kong dollars into United States dollars has been made at the exchange rate of US$1.00 = HK$7.817 for the three months ended June 30, 2007 and US$1.00 = HK$7.817 as at June 30, 2007.

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

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

4.

INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows :-

	For the three	For the nine
	months ended	months ended	Cumulative
	June 30,	June 30,	total since
	2007	2007	inception
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$

Loss before income taxes	(7,966)	(12,421)	(16,668)

Expected benefit at statutory rate of 15%	(1,195)	(1,863)	(2,500)
Valuation allowance	1,195	1,863	2,500

	-	-	-

Recognized deferred income tax asset is as follows: -

	As of	As of
	June 30,	June 30,
	2007	2006
	(Unaudited)	(Audited)
	US$	US$

Operating losses available for future periods	2,500	637
Valuation allowance	(2,500)	(637)

	-	-

At June 30, 2007, the Company has incurred operating losses of US$16,668 which, if unutilized, will expire through to 2026.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

5.

NET LOSS PER SHARE

During the reporting period, the Company did not issue any dilutive instruments.  Accordingly, the reported basic and diluted loss per share is the same.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

6.

COMMON STOCK

The Company was incorporated on August 16, 2006 with authorized capital of 50,000,000 shares of common stock of US$0.001 par value.  On August 16, 2006, 1,000,000 shares of common stock of US$0.001 par value totaling US$1,000 was issued for cash.

7.

STOCK INCENTIVE PLAN

The Company has not established any stock incentive plan since its incorporation.

8.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of June 30, 2007.

9.

RELATED PARTY TRANSACTIONS

The sole stockholder, who is also the director, advanced US$1,063 and US$15,486 to the Company financing its working capital for the period from inception on August 16, 2006 through September 30, 2006 and for the nine months ended June 30, 2007, respectively.  The advance is interest-free, unsecured and repayable on demand.

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

Liquidity and Capital Resources

As of June 30, 2007, the Company remains in the development stage. For the period ended June 30, 2007, the Company’s balance sheet reflects current and total assets of $920 in the form of cash and cash equivalent, net current liability and stockholder’s (deficit) of $16,549 and accumulated (deficit) during the development stage of $16,668.

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

Plan of Operations in the next 12 months

The Company recorded a net loss of $7,966 for the three month period ended June 30, 2007, and a net loss of $4,247 from inception on August 16, 2006 through September 30, 2006.

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

Description of Property

Office Facilities

We have no real property and currently operate from limited office space provided by Easterly Financial Investment Limited (“Easterly”), for which we pay no rent. Easterly is located at Room 2213-14, 22nd Floor, Jardine House, 1 Connaught House,

Central, Hong Kong. We have no plans to obtain additional office space for the next twelve months until our business is more developed.

Description of Securities

The Company’s authorized capital is 50,000,000 shares of common stock with $0.001 par value. As of June 30, 2007, there were 1,000,000 common voting shares issued and outstanding.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and principal accounting officer also concluded that our disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CHINA MULTIMEDIA, INC.

By: /s/ Wilson Cheung

Wilson Cheung, President and Director

Date: August 13, 2007

By: /s/ Wilson Cheung

Wilson Cheung, Chief Financial Officer

Date: August 13, 2007