Form 10QSB/A
period 2006-12-31
CHINA MULTIMEDIA, INC.
filed 2007-09-14
CIK 1385211

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

Explanatory Note:

We are filing this Form 10-QSB/A for the period ended December 31, 2006, to include the full amendment.

This Form 10-QSB/A does not purport to provide a general update or discussion of any other developments subsequent to the original filing.

The filing of this Form 10-QSB/A shall not be deemed to be an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement contained therein not misleading.

Table of Contents

PART I

ITEM 1. FINANCIAL STATEMENTS 4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION 13

ITEM 3. CONTROLS AND PROCEDURES 16

PART II

ITEM 1. LEGAL PROCEEDINGS 17

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS 17

ITEM 3. DEFAULTS UPON SENIOR SECURITIES 17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS 17

ITEM 5. OTHER INFORMATION 17

ITEM 6. EXHIBITS 17

SIGNATURES 18

PART I

Item 1. Financial Statements

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 (UNAUDITED)

INDEX

Page
Balance sheets	5
Statements of operations	6
Statement of stockholder’s (deficit)	7
Statements of cash flows	8
Notes to financial statements	9 -13

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

Net loss per common share:
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

Income Tax

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

Certain statements in this report include forward-looking statements that include risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions to identify such forward-looking statements. This Form also contains forward-looking statements attributed to certain third parties relating to their estimates regarding the operation and growth of our business and spending. You should not place undue reliance on these forward-looking statements, which apply only as of the date hereof. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in this report, as we are a development stage company with no operations to date. Our ability to generate revenue is subject to substantial risks.

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

CHINA MULTIMEDIA, INC.

By: /s/ Wilson Cheung, President and Director

Date: September 12, 2007

By: /s/ Wilson Cheung, Chief Financial Officer

Date: September 12, 2007