Form 10QSB/A
period 2007-03-31
CHINA MULTIMEDIA, INC.
filed 2007-09-14
CIK 1385211

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

Explanatory Note:

We are filing this Form 10-QSB/A for the period ended March 31, 2007, to include the full amendment.

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

4

ITEM 1. FINANCIAL STATEMENTS

4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

12

ITEM 3. CONTROLS AND PROCEDURES

15

PART II

16

ITEM 1. LEGAL PROCEEDINGS

16

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

16

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

16

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

16

ITEM 5. OTHER INFORMATION

16

ITEM 6. EXHIBITS

16

SIGNATURES

17

PART I

Item 1. Financial Statements

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2007

Index to condensed financial statements

Page

Condensed balance sheets

5

Condensed statements of operations

6

Condensed statements of cash flows

7

Notes to condensed financial statements

8 - 11

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

CHINA MULTIMEDIA, INC.

By: /s/ Wilson Cheung

Wilson Cheung, President and Director

Date: September 12, 2007

By: /s/ Wilson Cheung

Wilson Cheung, Chief Financial Officer

Date: September 12, 2007