Form 10KSB
period 2007-09-30
CHINA MULTIMEDIA, INC.
filed 2008-01-02
CIK 1385211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007

☐TRANSITION REPORT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______.

Commission File Number 000-51817

CHINA MULTIMEDIA, INC.
(Name of small business issuer in its charter)

Nevada (State or jurisdiction of incorporation or organization)	98-0507257 I.R.S. Employer Identification No.

Room 2213-14, 22nd Floor, Jardine House,

1 Connaught Place, Central, Hong Kong

 (Address of principal executive offices)

Issuers telephone number (852) 2802-8663

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, Par Value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  //

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes /x/ No //

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. //

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes // No /x/

The Registrant’s revenues for its most recent fiscal year: $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) N/A

As of December 13, 2007, there were 1,000,000 shares of the issuer's Common Stock issued and outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one):    Yes // No /x/

Table of Contents

PART I

ITEM 1. DESCRIPTION OF BUSINESS

4

ITEM 2. DESCRIPTION OF PROPERTY

8

ITEM 3. LEGAL PROCEEDINGS

9

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

9

PART II

9

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

9

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

9

ITEM 7. FINANCIAL STATEMENTS

13

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

24

ITEM 8A. CONTROLS AND PROCEDURES

24

ITEM 8B. OTHER INFORMATION

24

PART III

24

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

25

ITEM 10. EXECUTIVE COMPENSATION

26

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

27

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

27

ITEM 13. EXHIBITS

28

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

28

SIGNATURES

30

PART I

Item 1. Description of Business

THE BUSINESS

About China Multimedia, Inc.

China Multimedia, Inc. (hereinafter also referred to as “we,” “us,” the “Company”, or “CMI”) was incorporated in the State of Nevada on August 16, 2006.  We are a development stage company established to: 1) provide web design solutions to companies; and 2) introduce potential business opportunities to business partners. To date, the Company’s only activities have consisted of developing its business plan, raising initial capital, and signing an agreement with a business partner.  We have not commenced any commercial operations, nor have we earned revenue from any business operations.

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

CMI’s Business Opportunities Program

In addition to our web design service, we will also attempt to create new business opportunities for specific companies. On December 11, 2006, CMI entered into an Agreement (the “Agreement”) with DNA Financial Systems (“DNAF”), a Hong Kong corporation founded in 2005. DNAF is the regional solution provider for the financial industry in the Asia Pacific Region. It provides integrated solutions by offering online trading systems, Forex dealing room management systems, and corporate treasury risk management systems to banks and financial institutions. It also offers a service named Financial Web Portal Design and Hosting (“FWPDH”). FWPDH is a customized service targeted at stock exchange listed companies. Listed companies can add value to their websites by providing instant stock information to their stockholders. The FWPDH service allows stockholders to receive instant stock price information and delayed chart information on the company website. Professional web designers of DNAF are responsible for designing a tailor-made web portal to suit clients’ needs.

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

Background

Overview of DNA Financial Systems in the Financial Industry

Various kinds of financial software products have been developed to both improve the efficiency of daily operations and minimize operational costs in the financial investment industry. Generally speaking, these financial software products provide a variety of functions directed towards satisfying the business needs of its users. Financial investment companies use financial systems to incorporate several types of data. Forex Dealing Room Management System refers to the dealing room that contains real-time international financial information systems such as Reuters, Telrite and Blumberg, computerized tools for analyzing transactions and a transactions management system that serves as a data bank of all transactions carried out by each customer and their position at any given moment. Online Trading System allows you to conduct investment transactions over the internet. The accessibility of the internet makes it possible for you to research and invest in opportunities from any location at any time. It also reduces the amount of resources (time, effort, and money) you have to devote to managing these accounts and transactions. Corporate Treasury Risk Management System clearly captures all the key risks and provides an understanding of risk exposures at all levels of the financial institutions.

The relatively high cost of financial system, the high pace of technological developments, differences in vendors’ invoicing procedures and the ever-changing dealing room environment all contribute to the complexity in managing market data. In order to support various investment decisions and services, banks and financial institutions normally use a variety of information services software, which provide market data, analysis software, dealing and trading systems, and other specialized applications. The major users of this software are financial professionals who perform deals in the trading room. Other users include brokers, asset managers and wealth managers. Each company uses several different types of software and information systems to gather the information it needs.

OUR BUSINESS ACTIVITIES

Our president and director, Mr. Wilson Cheung, has a broad network within the financial and banking industry.  During the development stage, we will rely on him to contact top management personnel of local financial institutions and advise them on merits and benefits of using the Product. We plan to hire a professional salesman to assist Mr. Cheung to locate new potential clients and perform follow-up duties. Furthermore, we will provide market research reports and other marketing and promotional plans to DNAF. Therefore, we plan to hire another staff who possesses the marketing and public relations knowledge to offer services to DNAF.

CMI, as the exclusive consultant of DNAF, is responsible for the following:

(a) Locating and introducing potential customers of the Product to DNAF within the     Territory and to co-ordinate with DNAF its approach to the potential customers;

(b) Preparing marketing and promotional plans to market the Product and assisting in   organizing marketing events for DNAF;

(c) Preparing a memorandum of information to DNAF; and

(d) Conducting activities in a proper and efficient manner.

About DNA Financial Systems

DNA Financial Systems (“DNAF”, the “Vendor”) is a Hong Kong corporation founded in 2005. It is a regional solution provider for the financial and securities industry throughout the Asia Pacific Region. It also provide a complete and technology integrated solution for Market Data, Online Trading Systems for Equity Market, Forex Dealing Room Management Systems, and Corporate Treasury Risk Management Systems.

CUSTOMER AND MARKETING

CMI employs two business models: 1) our website design services; and 2) our business opportunities program. These models target different customer bases.

Under our first business model, we will attempt to provide web design solutions to SMEs throughout Hong Kong. Our goal is to provide the T-Clients with suitable Templates for their businesses which will both enhance and strengthen their corporate image. To accomplish this goal, we plan to form strategic marketing relationships with web hosting companies throughout Hong Kong, who in turn will promote our services through their networks. We also plan to post advertisements in different online media channels, such as popular search engines and local newspaper websites. In the next 12 months, we plan to hire a sales and marketing expert to locate potential T-Clients and handle the coordination of work with the Freelance Designers.

Under our second business model, we will attempt to identify and establish new business opportunities for various companies. As noted above, we have signed one contract with DNAF, whereby we will attempt to identify and locate D-Clients in need of the FWPDH service offered by DNAF. The corporations that we target are stock exchange listed companies that want to provide instant stock pricing and chart information to stockholders on their websites. Initially, we will rely on our President, Mr. Wilson Cheung, to provide contact information for listed companies’ owners within the Territory who may be in need of FWPDH services.  Mr. Cheung will personally approach these companies in an effort to engage them as clients of DNAF.

Additionally, CMI and DNAF plan to jointly organize conferences or marketing events in the coming 18 months to promote the use of FWPDH services. Together, we plan on joining the IT Outsourcing Conference & Expo (the “Expo”) to be held in the Hong Kong Convention and Exhibition Centre in 2008. At the Expo prospective customers will be able to learn about the benefits of the FWPDH services of DNAF. The management of CMI and DNAF will retain the final decision on whether to attend the conference based on their respective budgets.

COMPETITION

The Company will be involved in intense competition with other business entities, many of whom have a competitive edge over CMI because of their established market presence and strong financial resources. The market for our web design services is competitive and has relatively low barriers to entry. Our competitors vary in size and in the variety of services they offer. We encounter competition from a wide variety of companies, including Internet service providers, application service providers, Internet search engine providers, and website hosting companies.

CMI also expects to encounter substantial competition in its efforts to introduce new customers to DNAF. Because CMI is still in the developmental stage, it has fewer resources and a more limited operating history than other consulting firms. Our major competitor is AAStocks International Limited, a Hong Kong company established by Tom Group in 2004. It has offices in Hong Kong, Shanghai and Shenzhen.

Generally speaking, our competitors have greater resources and managerial capabilities than CMI and are in a better position than the Company to get in touch with potential customers. CMI will rely on the existence of contacts of our director, Mr. Wilson Cheung, to locate potential customers.

EMPLOYEES

Currently, we do not have any full or part-time employees. The Company is currently managed by Mr. Wilson Kin Cheung, the President and Director of the Company. We have not signed an employment agreement with Mr. Cheung. Mr. Cheung devotes approximately 25% of his time to our operations. We presently do not have pension, health, annuity, insurance, stock options, profit sharing and similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

REPORTS TO SECURITY HOLDERS

We are subject to the reporting requirements of the Exchange Act and the rules and regulations promulgated thereunder, and, accordingly file reports, information statements or other information with the Securities and Exchange Commission, including quarterly reports on Form 10-QSB, annual reports on Form 10-KSB, reports of current events on Form 8-K, and proxy or information statements with respect to stockholder meetings.  Although we may not be obligated to deliver an annual report to our stockholders, we intend to voluntarily send such a report, including audited financial statements, to our stockholders each year. This prospectus is part of a Registration Statement that we filed with the Securities and Exchange Commission in accordance with its rules and regulations. The public may read and copy any materials we file with the Securities and Exchange Commission at its Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at http://www.sec.gov.

Item 2. Description of Property

We have no real property and currently operate from limited office space provided by Easterly Financial Investment Limited (“Easterly”), for which we pay no rent. Easterly is located at Room 2213-14, 22nd Floor, Jardine House, 1 Connaught Place, Central, Hong Kong. We have no plans to obtain additional office space at this moment until our business is more developed.

Item 3. Legal Proceedings

China Multimedia, Inc. does not know of any material, active or pending legal proceedings against them; nor is CMI involved as a plaintiff in any material proceedings or pending litigation.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of the Company during the fiscal year which ended September 30, 2007.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

There is no established market for our shares. Our stock is not quoted on the OTC Bulletin Board or on any other public market. We intend to apply for listing or quotation on the OTC Bulletin Board once various state governments approve our blue sky filings, but we have not done so yet.

The Company's authorized capital is 50,000,000 shares of common stock with $0.001 par value. As of September 30, 2007, we have a total of 1,000,000 shares outstanding.

Item 6. Management’s Discussion and Analysis or Plan of Operation

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

Liquidity and Capital Resources

As of September 30, 2007, the Company remains in the development stage. For the period ended September 30, 2007, the Company's balance sheet reflects current and total assets of $865 in the form of cash and cash equivalent, net current liability and stockholder’s (deficit) of $22,077 and accumulated (deficit) during the development stage of $23,009.

The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities. The Company has no agreement in place with its stockholders or other persons to pay expenses on its behalf, but it is currently anticipated that the Company will rely on loans from the major stockholder, Mr. Wilson Cheung, to pay any daily operating expenses prior to any fund raising exercise. The Company anticipates that this arrangement will not change until the Company is able to consummate a business transaction.

Plan of Operations in the next 12 months

The Company recorded a net loss of $18,762 for the year ended September 30, 2007, compared to a net loss of $4,247 from inception on August 26, 2006 through September 30, 2006.

As the Company has minimal cash and has not yet earned revenue from any business operations, we will rely on loans from the major stockholder, Mr. Wilson Cheung, to pay any daily operating expenses prior to any fund raising exercise.

Employees

CMI is currently managed by Mr. Wilson Kin Cheung, the President and Director of the Company. At present, we have no full or part-time employees. Mr. Cheung devotes approximately 25% of his time to our operations, and we have not signed any employee agreement with Mr. Cheung.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing and similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

The funds allocated to working capital are intended to be used for hiring three employees in the coming 12 months. Two of these employees will be professional salespersons, and one will be responsible for organizing marketing activities and handling administrative duties. If we do not obtain enough funds from the sale of common stock, we may hire only one professional salesperson to assist CMI’s Director and President, Mr. Wilson Cheung. All the staff will be located in the Hong Kong office.

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

Item 7. Financial Statements

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2007

INDEX

Page

Report of independent registered public accounting firm

15

Balance sheets

16

Statements of operations

17

Statements of stockholder’s (deficit)

18

Statements of cash flows

19

Notes to financial statements

20 - 23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the sole director and stockholder of China Multimedia, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of the China Multimedia, Inc. (the “Company”) as of September 30, 2007 and 2006, and the related statements of operations, stockholder’s (deficit) and cash flows for the year ended September 30, 2007 for the periods from August 16, 2006 (date of inception) to September 30, 2007 and 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion of these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Multimedia, Inc. as of September 30, 2007 and 2006, and the results of its operations and its cash flows for the year ended September 30, 2007 and the periods from August 16, 2006 (date of inception) to September 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 1 to the financial statements, the Company is a development stage company and has an accumulated (deficit) as of September 30, 2007, these factors raise substantial doubt about its ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainly.

PKF

Certified Public Accountants

Hong Kong, China

December 14, 2007

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

	As of	As of
	September 30,	September 30,
	2007	2006
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	865	1,029

Total assets	865	1,029

LIABILITIES AND STOCKHOLDER’S (DEFICIT)

Current liabilities
Accrued audit fee	3,215	3,213
Amount due to a stockholder (Note 7)	19,727	1,063

Total liabilities	22,942	4,276

Stockholder’s (deficit)
Common stock - US$0.001 par value (Note 4) :
authorized 50,000,000 shares; 1,000,000 shares issued and
outstanding	1,000	1,000
Accumulated (deficit) during the development stage	(23,009)	(4,247)
Accumulated other comprehensive (loss)	(68)	-

Total stockholder’s (deficit)	(22,077)	(3,247)

Total liabilities and stockholder’s (deficit)	865	1,029

See accompanying notes to financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED SEPTEMBER 30, 2007

AND FROM INCEPTION ON AUGUST 16, 2006 THROUGH SEPTEMBER 30, 2007 and 2006

			From August
			16, 2006
			(date of
	Cumulative	Year ended	inception) to
	total since	September 30,	September
	inception	2007	30, 2006
	US$	US$	US$

Revenue	-	-	-

Expenses
Formation expenses	778	-	778
General and administrative expenses	22,244	18,774	3,470

Loss from operations	(23,022)	(18,774)	(4,248)
Interest income	13	12	1

Loss before income taxes	(23,009)	(18,762)	(4,247)
Income taxes (Note 2)	-	-	-

Net loss	(23,009)	(18,762)	(4,247)

Net loss per share :
Basic and diluted (Note 3)	(0.02)	(0.02)	(0.00)

Weighted average number of shares :
Basic and diluted	1,000,000	1,000,000	1,000,000

See accompanying notes to financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDER’S (DEFICIT)

AND FROM INCEPTION ON AUGUST 16, 2006 THROUGH SEPTEMBER 30, 2007 and 2006

			Accumulated
			(deficit)	Accumulated
	Common Stock		during	other
	No. of		development	comprehensive
	shares	Amount	period	loss	Total
		US$	US$	US$	US$
Issuance of common stock on
August 16, 2006 (Note 4)	1,000,000	1,000	-	-	1,000

Net loss from August 16, 2006
(date of inception) to
September 30, 2006	-	-	(4,247)	-	(4,247)

Balance, September 30, 2006	1,000,000	1,000	(4,247)	-	(3,247)

Net loss for the year	-	-	(18,762)	-	(18,762)

Foreign currency translation				(68)	(68)

Comprehensive (loss)				-	(18,830)

Balance, September 30, 2007	1,000,000	1,000	(23,009)	(68)	(22,077)

See accompanying notes to financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED SEPTEMBER 30, 2007

AND FROM INCEPTION ON AUGUST 16, 2006 THROUGH SEPTEMBER 30, 2007 and 2006

			From August
			16, 2006
			(date of
	Cumulative	Year ended	inception) to
	total since	September 30,	September
	inception	2007	30, 2006
	US$	US$	US$
Cash flows from operating activities :
Net loss	(23,009)	(18,762)	(4,247)
Change in liabilities :
Accrued audit fee	3,215	2	3,213

Net cash used in operating activities	(19,794)	(18,760)	(1,034)

Cash flows from financing activities :
Proceeds from issuance of common stock	1,000	-	1,000
Advance from a stockholder	19,727	18,664	1,063

Net cash provided by financing activities	20,727	18,664	2,063

Effect of rate change on cash	(68)	(68)	-

Net change in cash and cash equivalents	865	(164)	1,029

Cash and cash equivalents, beginning of period	-	1,029	-

Cash and cash equivalents, end of period	865	865	1,029

Cash paid for :
Income taxes paid	-	-	-
Interest paid	-	-	-

See accompanying notes to financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2007

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

Continuance of operations

These financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business.  As of September 30, 2007, the Company had cash and cash equivalents of US$865, working (deficit) and stockholder’s (deficit) of US$22,077 and accumulated (deficit) during the development stage of US$23,009 respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents

Cash and cash equivalents comprise highly liquid investments with original maturity of three months or less.  At September 30, 2007, cash and cash equivalents consist of bank balance of US$865 denominated in Hong Kong dollars (“HKD”).

Concentration of risk

The Company maintains a HKD savings account with a commercial bank in Hong Kong, which are financial instruments that are potentially subject to concentration of credit risk.  During the reporting period, the Company has not engaged in any hedging activities.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2007

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

For financial reporting purposes, HKD has been translated into United States dollars (“US$”) as the reporting currency.  Assets and liabilities are translated into US$ at the exchange rate in effect at the period end.  Income and expenses are translated at average exchange rate prevailing during the period.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholder’s (deficit) as “Accumulated other comprehensive (loss) - foreign currency translation adjustments”. Gains and losses resulting from foreign currency translated are included in other comprehensive (loss).

Conversion of amounts from Hong Kong dollars into United States dollars has been made at the exchange rate of US$1.00 = HK$7.776 for the year ended September 30, 2007 and US$1.00 = HK$7.804 and HK$7.78 from inception on August 16, 2006 to September 30, 2007 and 2006 respectively.  There is a comprehensive loss of US$68 due to the effect of rate changes for the reporting period.

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

FOR THE YEAR ENDED SEPTEMBER 30, 2007

1.

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Fair values of financial instruments

Financial instruments include cash and cash equivalents and accrued audit fee.  Management of the Company does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments.  The respective carrying values of financial instruments approximate their fair values.  Fair values were assumed to approximate carrying values since they are short-term in nature or they are receivable or payable on demand.

2.

INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows:

			From August
			16, 2006
			(date of
	Cumulative	Year ended	inception) to
	total since	September 30,	September
	inception	2007	30, 2006
	US$	US$	US$

Loss before income taxes	(23,009)	(18,762)	(4,247)

Expected benefit at statutory rate of 15%	(3,451)	(2,814)	(637)
Valuation allowance	3,451	2,814	637

	-	-	-

Recognized deferred income tax asset is as follows:

	As of	As of
	September 30,	September 30,
	2007	2006
	US$	US$

Operating losses available for future periods	3,451	637
Valuation allowance	(3,451)	(637)

	-	-

At September 30, 2007, the Company has incurred operating losses of US$23,009 which, if unutilized, will expire through to 2027.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2007

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

6.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of September 30, 2007.

7.

RELATED PARTY TRANSACTIONS

The sole stockholder, who is also the director, advanced US$1,063 and US$18,664 to the Company financing its working capital for the period from inception on August 16, 2006 through September 30, 2006 and for the year ended September 30, 2007, respectively.  The advance is interest-free, unsecured and repayable on demand.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the Company's fiscal year ended September 30, 2007, the Company has had no disagreements with its principal independent accountant.

Item 8A. Controls and Procedures

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and principal accounting officer also concluded that our disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the year ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information

None

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

DIRECTORS AND EXECUTIVE OFFICERS

 The respective positions and ages of our directors and executive officers and the year in which each director was first elected are shown in the following table. Each director has been elected to hold office until the next annual meeting of stockholders and thereafter until his successor is elected and has qualified. Vacancies in the existing Board of Directors are filling by majority vote of the remaining Directors. There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person.

Name	Age	Position

Wilson Kin Cheung	33	President, Director, Secretary	August 2006

We have not had standing audit, nominating or compensation committees of the Board of Directors or committees performing similar functions. All such applicable functions have been performed by the Board of Directors as a whole.

Biographical Information

Mr. Wilson Kin Cheung has been the President and Director of CMI since August 2006 to the present. His responsibilities include general management and financial management. Mr. Cheung also holds the positions of Secretary, Treasurer and Chief Financial Officer.  Mr. Cheung has more than ten years working experience in the investment banking and corporate finance areas in Hong Kong markets. Mr. Cheung has been the Director and President of Super Luck, Inc., a Delaware corporation that resells a financial software product, since August 2005. In July 2005, he became a managing director of Easterly Financial Investment Limited, a Hong Kong corporation, which provides financial advisory services in the Asia Pacific region. Mr. Cheung was with First Asia Finance Group Limited from December 2001 to July 2005. Mr. Cheung worked as a junior executive officer in the corporate finance department with Oriental Patron Asia Limited, an investment bank specializing in corporate finance, from September 1999 to September 2000; as an Assistant Manager with Kingsway Capital Limited, an investment bank specializing in corporate finance from October 2000 to May 2001; and as a Manager with Core Pacific - Yamaichi International (H.K.) Limited in Hong Kong from June 2001 to November 2001, engaging in the provision of corporate finance, financial advisory, and securities placement and underwriting services . Mr. Cheung holds a Bachelor of Business degree from the Swinburne University of Technology in Melbourne, Australia. He obtains an EMBA in the Chinese University of Hong Kong in 2006.  Currently, Mr. Cheung devotes 25% of his time to

CMI. He also devotes 75% of his time to Market Data Consultants, Inc, Super Luck, Inc and Easterly Financial Investment Limited in even proportion. These companies are not in the same business as CMI and there would be no conflicts among CMI and these entities. Since July 2005, Mr. Cheung has been the managing director of Easterly Financial Investment Limited.

Involvement in Certain Legal Proceedings

There have been no events during the last five years that are material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person including:

1.        any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.        any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.        being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities;

4.        being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Other Relationships or Arrangements

There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Directorships

Wilson Kin Cheung is director of Super Luck, Inc. and Market Data Consultants, Inc.  He files reports under the Securities Exchange Act of 1934.

Audit Committee Financial Expert

The Company does not currently have an audit committee financial expert.

Section 16(a) Beneficial Ownership Compliance

The Company’s officers, directors, and 10% owners have each filed Initial Statements of Beneficial Ownership on Form 3.

Code of Ethics

The Company did not have a code of ethics, and the current management has not yet adopted a code of ethics. The Company intends to adopt a code of ethics in the near future.

Item 10. Executive Compensation

At this time, no compensation has been scheduled for members of the Board of Directors or officers of CMI and no compensation has been paid for the last year.

Future compensation of officers will be determined by the Board of Directors based upon the financial condition, financial requirements and performance of CMI, and individual performance of each officer.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by CMI for the benefit of its employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 30, 2007, the ownership of each executive officer and director of CMI, of all executive officers and directors of the CMI as a group, and of each person known by CMI to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrant or other right to acquire additional securities of CMI except as may be otherwise noted.

Title of Class	Name	Number of Shares Beneficially Owned	Percent of Class

Common	Wilson Kin Cheung (1)	1,000,000	100%

0.
Common	All Officers and Directors as a Group (1 in number)	1,000,000	100%

(1) Mr. Wilson Kin Cheung is a director and executive officer of China Multimedia Inc.

Item 12. Certain Relationships and Related Transactions

No officer, director, promoter, or affiliate of CMI has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by CMI through security holdings, contracts, options, or otherwise.

We have adopted a policy under which any consulting or finder's fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock rather than in cash.  Any such issuance of stock would be made on an adhoc basis.  Accordingly, we are unable to predict whether, or in what amount, such a stock issuance might be made. CMI may seek to acquire a business that has experience in marketing and promoting the use of different kinds of financial software and has established a professional sales team with personnel who are knowledgeable in reselling a variety of financial software products. In the event that an acquisition candidate purchases the shares of CMI, it is more likely than not that such a candidate would pay a price higher than the price originally paid by our current stockholders.  However, there is no guarantee that the stockholders will make a profit on such a transaction.  Any decision to sell the shares of CMI could be made at the sole discretion of the current majority stockholder without the vote of the purchasers in this offering.

 It is not currently anticipated that any salary, consulting fee, or finder's fee shall be paid to any of CMI's directors or executive officers or to any other affiliate of us except as described under "Executive Compensation" above.

CMI does not maintain an office, but it does maintain a mailing address at the office of its President, for which it pays no rent and for which it does not anticipate paying rent in the future. It is likely that we will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

Although management has no current plans to cause us to do so, it is possible that we may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by CMI’s current stockholder to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to our current stockholders, or requiring the future employment of specified officers and payment of salaries to them.  A sale of securities by our current stockholders to an acquisition candidate might be at a price higher than that originally paid by current stockholder but may or may not be higher than the price paid by subscribers to this offering.  Any payment to current stockholder in the context of an acquisition involving CMI would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.  Any decision to sell the shares of CMI could be made at the sole discretion of the current majority stockholder without the vote of the purchasers in this offering.

Item 13. Exhibits

(a) Exhibits

            3.1

Articles of Incorporation (herein incorporated by reference from filing on Form

10SB12G/A filed by CMI on April 25, 2007.)

            3.2

Bylaws (herein incorporated by reference from filing on Form 10SB12G/A filed by CMI on April 25, 2007.)

5.1

Opinion of Corporate Counsel*

            10.1

Contract with DNA Financial Systems signed on December 11, 2006. *

23.1

Consent of Certified Public Accountants*

23.2

Consent of Corporate Counsel (included in Exhibit 5.1)

Filed herewith

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed and billable by PKF Certified Public Accountants, CMI’s independent auditors, for the audit of CMI’s annual financial statements and reviews of quarterly financial statements for the year ended September 30, 2007 were $6,855 and $3,215 during the period ended September 30, 2006.

Tax Fees

The aggregate fees billed and billable by PKF Certified Public Accountants, CMI’s principal accountants for tax compliance, advice, and planning, were $0 for the year ended September 30, 2007 and $0 for the period ended September 30, 2006, respectively.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MULTIMEDIA, INC.

By: /s/ Wilson Cheung

Wilson Cheung, President and Director

Date: December 31, 2007

By: /s/ Wilson Cheung

Wilson Cheung, Chief Financial Officer

Date: December 31, 2007

30