Form 10QSB
period 2007-12-31
CHINA MULTIMEDIA, INC.
filed 2008-02-14
CIK 1385211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934 FOR THE QUARTER ENDED

DECEMBER 31, 2007

Commission File Number 000-51817

CHINA MULTIMEDIA, INC.
(Name of small business issuer in its charter)

Nevada (State or jurisdiction of incorporation or organization)	98-0507257 I.R.S. Employer Identification No.

Rm 2213-14, 22nd Floor

Jardine House, 1 Connaught Place

Central, Hong Kong

 (Address of principal executive offices)

Issuers telephone number (852) 2802-8663

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x / No / /

As of February 6, 2008, there were 1,000,000 shares of voting common stock, $.001 par value, of China Multimedia, Inc. issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☒         No   ☐

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

16

SIGNATURES

17

PART I

Item 1. Financial Statements

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2007

Index to financial statements

Page
Condensed balance sheets	4
Condensed statements of operations and comprehensive income (loss)	5
Condensed statements of cash flows	6
Notes to condensed financial statements	7 -10

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2007 (UNAUDITED) AND SEPTEMBER 30, 2007

	As of	As of
	December 31,	September 30,
	2007	2007
	(Unaudited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	832	865

Total assets	832	865

LIABILITIES AND STOCKHOLDER’S (DEFICIT)

Current liabilities
Accrued audit fee	4,741	3,215
Amount due to a stockholder (Note 7)	21,074	19,727

Total liabilities	25,815	22,942

Stockholder’s (deficit)
Common stock - US$0.001 par value (Note 4) :
authorized 50,000,000 shares; 1,000,000 shares issued and
outstanding	1,000	1,000
Accumulated (deficit) during the development stage	(26,006)	(23,009)
Accumulated other comprehensive income (loss)	23	(68)

Total stockholder’s (deficit)	(24,983)	(22,077)

Total liabilities and stockholder’s (deficit)	832	865

See accompanying notes to condensed financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

AND FROM INCEPTION ON AUGUST 16, 2006 THROUGH DECEMBER 31, 2007

		For the three	For the three
	Cumulative	months ended	months ended
	total since	December 31,	December 31,
	inception	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$

Revenue	-	-	-

Expenses
Formation expenses	778	-	-
General and administrative expenses	25,242	2,998	2,369

Loss from operations	(26,020)	(2,998)	(2,369)
Interest income	14	1	3

Loss before income taxes	(26,006)	(2,997)	(2,366)
Income taxes (Note 2)	-	-	-

Net loss	(26,006)	(2,997)	(2,366)

Other comprehensive income (loss)
Foreign currency translation
adjustment	23	91	(5)

Total comprehensive loss	(25,983)	(2,906)	(2,371)

Net loss per common share :
Basic and diluted (Note 3)	(0.03)	(0.00)	(0.00)

Weighted average number of shares :
Basic and diluted	1,000,000	1,000,000	1,000,000

See accompanying notes to condensed financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

AND FROM INCEPTION ON AUGUST 16, 2006 THROUGH DECEMBER 31, 2007

		For the three	For the three
	Cumulative	months ended	months ended
	total since	December 31,	December 31,
	inception	2007	2006
	(Unaudited )	(Unaudited )	(Unaudited )
	US$	US$	US$
Cash flows from operating activities :
Net loss	(26,006)	(2,997)	(2,366)
Change in liabilities :
Accrued audit fee	4,741	1,526	(2,249)

Net cash used in operating activities	(21,265)	(1,471)	(4,615)

Cash flows from financing activities :
Proceeds from issuance of common stock	1,000	-	-
Advance from a stockholder	21,074	1,347	4,603

Net cash provided by financing activities	22,074	1,347	4,603

Effect of rate changes on cash	23	91	(5)

Net change in cash and cash equivalents	832	(33)	(17)

Cash and cash equivalents, beginning of period	-	865	1,029

Cash and cash equivalents, end of period	832	832	1,012

Cash paid for :
Income taxes paid	-	-	-
Interest paid	-	-	-

See accompanying notes to condensed financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2007 (UNAUDITED)

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

Continuance of operations

These condensed financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business.  As of December 31, 2007, the Company had cash and cash equivalents of US$832, current liabilities of US$25,815 and stockholder’s (deficit) of US$24,983 and accumulated (deficit) during the development stage of US$26,006 respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans on the continuation of the Company as a going concern include financing the Company’s existing and future operations through additional issuance of common stock and/or advances from the sole stockholder and seeking for profitable business opportunities including a service agreement with DNAF.  However, the Company has no assurance with respect to these plans.  The accompanying condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash and cash equivalents

Cash equivalents comprise highly liquid investments with original maturity of three months or less.  At December 31, 2007, cash and cash equivalents consist of bank balance of US$832 denominated in Hong Kong dollars (“HKD”).

Concentration of risk

The Company keeps cash in HKD and maintains a HKD savings account with a commercial bank in Hong Kong, which are financial instruments that are potentially subject to concentration of credit risk.  During the reporting period, the Company has not engaged in any hedging activities

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2007 (UNAUDITED)

1.

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

For financial reporting purposes, HKD has been translated into United States dollars (“US$”) as the reporting currency.  Assets and liabilities are translated into US$ at the exchange rate in effect at the period end.  Income and expenses are translated at average exchange rate prevailing during the period.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholder’s deficit as “Accumulated other comprehensive income (loss) - foreign currency translation adjustments”.  Gains and losses resulting from foreign currency translation are included in other comprehensive income (loss).

Conversion of amounts from Hong Kong dollars into United States dollars has been made at the exchange rate of US$1.00 = HK$7.78 for the three months ended December 31, 2007 and 2006 and US$1.00 = HK$7.80 from inception on August 16, 2006 to December 31, 2007.  There is a comprehensive income of US$91 due to the effect of rate changes during the reporting period.

Use of estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these condensed financial statements and the accompanying notes during the reporting period.  Actual results could differ from those estimates.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2007 (UNAUDITED)

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

2.

INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows :-

	For the three	For the three
	months ended	months ended
	December 31,	December 31,
	2007	2006
	(Unaudited)	(Unaudited)
	US$	US$

Loss before income taxes	(2,997)	(2,366)

Expected benefit at statutory rate of 15%	(450)	(355)
Valuation allowance	450	355

	-	-

Recognized deferred income tax asset is as follows :-

	As of	As of
	December 31,	September 30,
	2007	2007
	(Unaudited)	(Audited)
	US$	US$

Operating losses available for future periods	3,901	3,451
Valuation allowance	(3,901)	(3,451)

	-	-

At December 31, 2007, the Company has incurred operating losses of US$26,006 which, if unutilized, will expire through to 2027.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2007 (UNAUDITED)

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

6.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of December 31, 2007.

7.

RELATED PARTY TRANSACTIONS

The sole stockholder, who is also the president and director, advanced US$19,727 and US$1,347 to the Company financing its working capital for the period from inception on August 16, 2006 through September 30, 2007 and for the three months ended December 31, 2007, respectively.  The advance is interest-free, unsecured and repayable on demand.

The Company maintained an mailing address and its employees were stationed at the office of the president and director on a rent-free basis during the period from inception on August 16, 2006 to December 31, 2007.

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

CMI’s Business Opportunities Program

In addition to our web design service, we will also attempt to create new business opportunities for specific companies. On December 11, 2006, CMI entered into an Agreement (the “Agreement”) with DNA Financial Systems (“DNAF”), a Hong Kong corporation founded in 2005.  DNAF is a regional solution provider for the financial and securities industry throughout the Asia Pacific Region. It provides integrated solutions by offering online trading systems, Forex dealing room management systems, and corporate treasury risk management systems to banks and financial institutions. It also offers a service named Financial Web Portal Design and Hosting (“FWPDH”). FWPDH is a customized service targeted at stock exchange listed companies. Listed companies can add value to their websites by providing instant stock information to their stockholders. The FWPDH service allows stockholders to receive instant stock price information and delayed chart information on the company website. Professional web designers of DNAF are responsible for designing a tailor-made web portal to suit clients’ needs.

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

Liquidity and Capital Resources

As of December 31, 2007, the Company remains in the development stage. For the period ended December 31, 2007, the Company's balance sheet reflects current and total assets of $832 in the form of cash and cash equivalents, net current liability of $ 24,983, and stockholder’s (deficit) of $24,983 and accumulated (deficit) during the development stage of $26,006.

The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities. It filed a registration statement with the Securited and Exchange Commission for the sale of common shares. The registration statement was declared effective by the Securities and Exchange Commission on January 31, 2008. The Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, but it is currently anticipated that the Company will rely on loans from the sole shareholder, Mr. Wilson Cheung, to pay any daily operating expenses prior to any fund raising exercise. The Company anticipates that this arrangement will not change until the Company is able to consummate a business transaction.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 160 will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

Plan of Operations in the next 12 months

The Company recorded a net loss of $2,997 for the three month period ended December 31, 2007, compared to a net loss of $26,006 from inception on August 16, 2006 through December 31, 2007.

As the Company has minimal cash and has not yet earned revenue from any business operations, we will rely on loans from the sole shareholder, Mr. Wilson Cheung, to pay any daily operating expenses prior to any fund raising exercise.

Employees

At present, we have no full or part-time employees. CMI is currently managed by Mr. Wilson Cheung, the President and Director of the Company. Mr. Cheung devotes approximately 25% of his time to our operations and we have not signed any employee agreement with Mr. Cheung.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing and similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

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

Description of Property

Office Facilities

We maintained an mailing address and its employee were stationed at the office of the President and Director for rent-free during the period from inception on August 16, 2006 to December 31, 2007.

Description of Securities

The Company's authorized capital is 50,000,000 shares of common stock with $0.001 par value. As of December 31, 2007, there were 1,000,000 common voting shares issued and outstanding.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of December 31, 2007 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CHINA MULTIMEDIA, INC.

By: /s/ Wilson Cheung

Wilson Cheung, President and Director

Date: February 14, 2008

By: /s/ Wilson Cheung

Wilson Cheung, Chief Financial Officer

Date: February 14, 2008