Form 10QSB
period 2008-03-31
CHINA MULTIMEDIA, INC.
filed 2008-05-15
CIK 1385211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934 FOR THE QUARTER ENDED

MARCH 31, 2008

Commission File Number 000-51817

CHINA MULTIMEDIA, INC.
(Name of small business issuer in its charter)

Nevada (State or jurisdiction of incorporation or organization)	98-0507257 I.R.S. Employer Identification No.

Rm 2213-14, 22nd Floor

Jardine House, 1 Connaught Place

Central, Hong Kong

 (Address of principal executive offices)

Issuers telephone number (852) 2802-8663

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x / No / /

As of May 5, 2008, there were 1,000,000 shares of voting common stock, $0.001 par value, of China Multimedia, Inc. issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☒         No   ☐

Transitional Small Business Disclosure Format (check one): Yes / / No /x /

Table of Contents

PART I

ITEM 1. FINANCIAL STATEMENTS

3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

11

ITEM 3. CONTROLS AND PROCEDURES

14

PART II

15

ITEM 1. LEGAL PROCEEDINGS

15

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

15

ITEM 5. OTHER INFORMATION

15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

16

SIGNATURES

17

PART I

Item 1. Financial Statements

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2008

Index to condensed financial statements

Page

Condensed balance sheets

4

Condensed statements of operations and comprehensive loss

5

Condensed statements of cash flows

6

Notes to condensed financial statements

7 - 10

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2008 AND SEPTEMBER 30, 2007

	As of	As of
	March 31,	September 30,
	2008	2007
	(Unaudited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	804	865

Total assets	804	865

LIABILITIES AND STOCKHOLDER’S (DEFICIT)

Current liabilities
Accrued audit fee	4,893	3,215
Amount due to a stockholder (Note 7)	31,242	19,727

Total liabilities	36,135	22,942

Stockholder’s (deficit)
Common stock - US$0.001 par value (Note 4) :
authorized 50,000,000 shares; 1,000,000 shares issued and
outstanding	1,000	1,000
Accumulated (deficit) during the development stage	(36,275)	(23,009)
Accumulated other comprehensive loss	(56)	(68)

Total stockholder’s (deficit)	(35,331)	(22,077)

Total liabilities and stockholder’s (deficit)	804	865

See accompanying notes to condensed financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007

AND FROM INCEPTION ON AUGUST 16, 2007 THROUGH MARCH 31, 2008

	For the three months ended March 31 (Unaudited)		For the six months ended March 31 (Unaudited)		Cumulative total since inception
	2008	2007	2008	2007	(Unaudited)
	US$	US$	US$	US$	US$

Revenue	-	-	-	-	-

Expenses
Formation expenses	-	-	-	-	778
General and administrative expenses	10,270	2,092	13,268	4,461	35,512

Loss from operations	(10,270)	(2,092)	(13,268)	(4,461)	(36,290)
Interest income	1	3	2	6	15

Loss before income taxes	(10,269)	(2,089)	(13,266)	(4,455)	(36,275)
Income taxes (Note 2)	-	-	-	-	-

Net loss	(10,269)	(2,089)	(13,266)	(4,455)	(36,275)

Other comprehensive income/(loss)
Foreign currency translation
adjustment	(79)	31	12	26	(56)

Total comprehensive loss	(10,348)	(2,058)	(13,254)	(4,429)	(36,331)

Net loss per share :
Basic and diluted (Note 3)	(0.01)	(0.00)	(0.01)	(0.00)	(0.04)

Weighted average number of shares :
Basic and diluted	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000

See accompanying notes to condensed financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007

AND FROM INCEPTION ON AUGUST 16, 2007 THROUGH MARCH 31, 2008

	For the six months ended March 31 (Unaudited)		Cumulative total since inception
	2008	2007	(Unaudited)
	US$	US$	US$

Cash flows from operating activities :
Net loss	(13,266)	(4,455)	(36,275)
Change in liabilities :
Accrued audit fee	1,678	(3,213)	4,893

Net cash used in operating activities	(11,588)	(7,668)	(31,382)

Cash flows from financing activities :
Proceeds from issuance of common stock	-	-	1,000
Advance from a stockholder	11,515	7,561	31,242

Net cash provided by financing activities	11,515	7,561	32,242

Effect of rate changes on cash	12	26	(56)

Net change in cash and cash equivalents	(61)	(81)	804

Cash and cash equivalents, beginning of period	865	1,029	-

Cash and cash equivalents, end of period	804	948	804

Cash paid for :
Income taxes paid	-	-	-
Interest paid	-	-	-

See accompanying notes to condensed financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

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

Continuance of operations

These financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business.  As of March 31, 2008, the Company had cash and cash equivalents of US$804, current liabilities of US$36,135 and stockholder’s (deficit) of US$35,331 and accumulated (deficit) during the development stage of US$36,275 respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents

Cash equivalents comprise highly liquid investments with original maturity of three months or less.  At March 31, 2008, cash and cash equivalents consist of bank balance of US$804 denominated in Hong Kong dollars (“HKD”).

Concentration of risk

The Company keeps cash in HKD and maintains a HKD savings account with a commercial bank in Hong Kong, which are financial instruments that are potentially subject to concentration of credit risk.  During the reporting period, the Company has not engaged in any hedging activities.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

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

Conversion of amounts from Hong Kong dollars into United States dollars has been made at the exchange rate of US$1.00 = HK$7.788 for the three months ended March 31, 2008 and US$1.00 = HK$7.783 as at March 31, 2008.  There is a comprehensive income of US$12 due to the effect of rate changes for the six months ended March 31, 2008.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these financial statements and the accompanying notes during the reporting period.  Actual results could differ from those estimates.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

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

2.

INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows :-

	For the three months ended March 31 (Unaudited)		For the six months ended March 31 (Unaudited)		Cumulative total since inception
	2008	2007	2008	2007	(Unaudited)
	US$	US$	US$	US$	US$

Loss before income taxes	(10,269)	(2,089)	(13,266)	(4,455)	(36,275)

Expected benefit at statutory rate of 15%	(1,540)	(313)	(1,990)	(668)	(5,441)
Valuation allowance	1,540	313	1,990	668	5,441

	-	-	-	-	-

Recognized deferred income tax asset is as follows :-

	As of	As of
	March 31,	September 30,
	2008	2007
	(Unaudited)	(Audited)
	US$	US$

Operating losses available for future periods	5,441	3,451
Valuation allowance	(5,441)	(3,451)

	-	-

At March 31, 2008, the Company has incurred operating losses of US$36,275 which, if unutilized, will expire through to 2028.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

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

6.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of March 31, 2008.

7.

RELATED PARTY TRANSACTIONS

The sole stockholder, who is also the director, advanced US$19,727 and US$11,515 to the Company financing its working capital for the period from inception on August 16, 2006 through September 30, 2007 and for the six months ended March 31, 2008, respectively.  The advance is interest-free, unsecured and repayable on demand.

The Company maintained an mailing address and its employees were stationed at the office of the president and director for rent-free during the period from inception on August 16, 2006 to March 31, 2008.

The Company appointed an employee of a related company, which is controlled by the Company’s director, as the Secretary of the Company for free effective from February 25, 2008.

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

Liquidity and Capital Resources

As of March 31, 2008, the Company remains in the development stage. For the period ended March 31, 2008, the Company's balance sheet reflects current and total assets of $804 in the form of cash and cash equivalents, net current liability of $35,331 and stockholder’s (deficit) of $35,331 and accumulated (deficit) during the development stage of $36,275.

The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities. It filed a registration statement with the Securited and Exchange Commission for the sale of common shares. The registration statement was declared effective by the Securities and Exchange Commission on January 31, 2008. As of March 31, 2008, the Company had not sold any shares pursuant to the registration statement declared effective by the SEC on January 31, 2008. The Company has no agreement in place with its shareholder or other persons to pay expenses on its behalf, but it is currently anticipated that the Company will rely on loans from the sole shareholder, Mr. Wilson Cheung, to pay any daily operating expenses prior to any fund raising exercise. The Company anticipates that this arrangement will not change until the Company is able to consummate a business transaction.

Plan of Operations in the next 12 months

The Company recorded a net loss of $10,269 for the three month period ended March 31, 2008, compared to a net loss of $36,275 from inception on August 16, 2006 through March 31, 2008.

As the Company has minimal cash and has not yet earned revenue from any business operations, we will rely on loans from the sole shareholder, Mr. Wilson Cheung, to pay any daily operating expenses prior to any proceeds from fund raising exercise.

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

Description of Property

Office Facilities

We maintained a mailing address and its employees were stationed at the office of the President and Director for rent-free during the period from inception on August 16, 2006 to March 31, 2008.

Description of Securities

The Company's authorized capital is 50,000,000 shares of common stock with $0.001 par value. As of March 31, 2008, there were 1,000,000 common voting shares issued and outstanding.

Debt Securities to be Registered

Not applicable.

American Depository Receipts

Not applicable

Other Securities to be Registered

Not applicable.

Item 3. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involved internal controls constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

Management’s Quarterly Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with accounting principles generally accepted. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principle accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the monitoring and review of work performed by our Chief Financial Officer in the preparation of financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the quarter review. All of the financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

In order to mitigate this material weakness to the fullest extent possible, at any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarterly report.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CHINA MULTIMEDIA, INC.

By: /s/ Wilson Cheung

Wilson Cheung, President and Director

Date: May 15, 2008

By: /s/ Wilson Cheung

Wilson Cheung, Chief Financial Officer

Date: May 15, 2008

17