Form 10QSB
period 2008-06-30
CHINA MULTIMEDIA, INC.
filed 2008-08-14
CIK 1385211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934 FOR THE QUARTER ENDED

JUNE 30, 2008

Commission File Number 000-51817

CHINA MULTIMEDIA, INC.
(Name of small business issuer in its charter)

Nevada (State or jurisdiction of incorporation or organization)	98-0507257 I.R.S. Employer Identification No.

Rm 2213-14, 22nd Floor

Jardine House, 1 Connaught Place

Central, Hong Kong

 (Address of principal executive offices)

Issuers telephone number (852) 2802-8663

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x / No / /

As of August 11, 2008, there were 1,200,000 shares of voting common stock, $0.001 par value, of China Multimedia, Inc. issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   ☐       No   ☒

Transitional Small Business Disclosure Format (check one): Yes / / No /x /

PART I

Item 1. Condensed Financial Statements

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2008

Index to condensed financial statements

Page

Condensed balance sheets

3

Condensed statements of operations and comprehensive income

4

Condensed statements of cash flows

5

Notes to condensed financial statements

6 - 9

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2008 AND SEPTEMBER 30, 2007

	As of	As of
	June 30,	September 30,
	2008	2007
	(Unaudited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	80,808	865

Total assets	80,808	865

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accrued audit fee	1,666	3,215
Amount due to a stockholder (Note 9)	40,877	19,727

Total liabilities	42,543	22,942

Stockholders’ equity (deficit)
Common stock - US$0.001 par value (Note 6) :
authorized 50,000,000 shares; 1,200,000 shares issued and
outstanding in 2008 and 1,000,000 shares issued and
outstanding in 2007	1,200	1,000
Additional paid in capital	99,800	-
Accumulated deficit during the development stage	(62,727)	(23,009)
Accumulated other comprehensive loss	(8)	(68)

Total stockholders’ equity (deficit)	38,265	(22,077)

Total liabilities and stockholders’ equity (deficit)	80,808	865

See accompanying notes to condensed financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

AND FROM INCEPTION ON AUGUST 16, 2006 THROUGH JUNE 30, 2008

	For the three months ended June 30 (Unaudited)		For the nine months ended June 30 (Unaudited)		Cumulative total since inception
	2008	2007	2008	2007	(Unaudited)
	US$	US$	US$	US$	US$

Revenue	-	-	-	-	-

Expenses
Formation expenses	-	-	-	-	778
General and administrative expenses	26,452	7,969	39,720	12,430	61,964

Loss from operations	(26,452)	(7,969)	(39,720)	(12,430)	(62,742)
Interest income	-	3	2	9	15

Loss before income taxes	(26,452)	(7,966)	(39,718)	(12,421)	(62,727)
Income taxes (Note 4)	-	-	-	-	-

Net loss	(26,452)	(7,966)	(39,718)	(12,421)	(62,727)

Other comprehensive income (loss)
Foreign currency translation
adjustments	48	13	60	39	(8)

Total comprehensive loss	(26,404)	(7,953)	(39,658)	(12,382)	(62,735)

Net loss per share :
Basic and diluted (Note 5)	(0.02)	(0.00)	(0.04)	(0.00)	(0.06)

Weighted average number of shares :
Basic and diluted	1,083,516	1,000,000	1,027,737	1,000,000	1,011,095

See accompanying notes to condensed financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007

AND FROM INCEPTION ON AUGUST 16, 2006 THROUGH JUNE 30, 2008

	For the nine months ended June 30 (Unaudited)		Cumulative total since inception
	2008	2007	(Unaudited)
	US$	US$	US$

Cash flows from operating activities :
Net loss	(39,718)	(12,421)	(62,727)
Change in liabilities :
Accrued audit fee	(1,549)	(3,213)	1,666

Net cash used in operating activities	(41,267)	(15,634)	(61,061)

Cash flows from financing activities :
Proceeds from issuance of common stock	100,000	-	101,000
Advance from a stockholder	21,150	15,486	40,877

Net cash provided by financing activities	121,150	15,486	141,877

Effect of rate changes on cash	60	39	(8)

Net change in cash and cash equivalents	79,943	(109)	80,808

Cash and cash equivalents, beginning of period	865	1,029	-

Cash and cash equivalents, end of period	80,808	920	80,808

Cash paid for :
Income taxes paid	-	-	-
Interest paid	-	-	-

See accompanying notes to condensed financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

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

2.  BASIS OF PRESENTATION

The accompanying condensed financial statements are unaudited.  These condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with U.S. accounting principles generally accepted have been omitted pursuant to such SEC rules and regulations.  Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2007 which was filed January 2, 2008.

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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Continuance of operations

These condensed financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business.  As of June 30, 2008, the Company had cash and cash equivalents of US$80,808, current liabilities of US$42,543 and stockholders’ equity of US$38,265 and accumulated deficit during the development stage of US$62,727 respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans on the continuation of the Company as a going concern include financing the Company’s existing and future operations through additional issuance of common stock and/or advances from the majority stockholder and seeking for profitable business opportunities including a service agreement with DNAF.  However, the Company has no assurance with respect to these plans.  The accompanying condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash and cash equivalents

Cash equivalents comprise highly liquid investments with original maturity of three months or less.  At June 30, 2008, cash and cash equivalents consist of bank balance of US$80,808 denominated in Hong Kong dollars (“HKD”).

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

For financial reporting purposes, HKD has been translated into United States dollars (“US$”) as the reporting currency.  Assets and liabilities are translated into US$ at the exchange rate in effect at the period end.  Income and expenses are translated at average exchange rate prevailing during the period.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity (deficit) as “Accumulated other comprehensive loss - foreign currency translation adjustments”.

Conversion of amounts from Hong Kong dollars into United States dollars has been made at the exchange rate of US$1.00 = HK$7.79968 for the three months ended June 30, 2008 and US$1.00 = HK$7.804 as at June 30, 2008.  There is a comprehensive income of US$60 due to the effect of rate changes for the nine months ended June 30, 2008.

Use of estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these condensed financial statements and the accompanying notes during the reporting period.  Actual results could differ from those estimates.

Fair values of financial instruments

Financial instruments include cash and cash equivalents, accrued audit fee and amount due to a stockholder.  Management of the Company does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments.  The respective carrying values of financial instruments approximate their fair values.  Fair values were assumed to approximate carrying values since they are short-term in nature or they are receivable or payable on demand.

Recently issued accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions.  SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008. The Company is in the process of evaluating this standard and therefore have not yet determined the impact that SFAS 159 will have on our financial statements upon adoption.

In March 2008, the FASB issued SFAS No. 161 “Disclosure about Derivative Instruments and Hedging Activities”. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. The guidance will become effective for the fiscal year beginning after November 15, 2008. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.  This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact of adopting SFAS 161 on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies, within the accounting literature established by the FASB, the sources and hierarchy of the accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of adoption SFAS 162 on its financial statements.

4.  INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows:

	For the three months ended June 30 (Unaudited)		For the nine months ended June 30 (Unaudited)		Cumulative total since inception
	2008	2007	2008	2007	(Unaudited)
	US$	US$	US$	US$	US$

Loss before income taxes	(26,452)	(7,966)	(39,718)	(12,421)	(62,727)

Expected benefit at statutory rate of 15%	(3,968)	(1,195)	(5,958)	(1,863)	(9,409)
Valuation allowance	3,968	1,195	5,958	1,863	9,409

	-	-	-	-	-

Recognized deferred income tax asset is as follows:

	As of	As of
	June 30,	September 30,
	2008	2007
	(Unaudited)	(Audited)
	US$	US$

Operating losses available for future periods	9,409	3,451
Valuation allowance	(9,409)	(3,451)

	-	-

At June 30, 2008, the Company has incurred operating losses of US$62,727 which, if unutilized, will expire through to 2028.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

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

On May 23, 2008, 200,000 shares of common stock of US$0.001 par value totaling US$100,000 were issued to 40 investors for cash.

7.  STOCK INCENTIVE PLAN

The Company has not established any stock incentive plan since its incorporation.

8.  COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of June 30, 2008.

9.  RELATED PARTY TRANSACTIONS

The majority stockholder, who is also the director, advanced US$19,727 and US$21,150 to the Company financing its working capital for the period from inception on August 16, 2006 through September 30, 2007 and for the nine months ended June 30, 2008, respectively.  The advance is interest-free, unsecured and repayable on demand.

The Company maintained a mailing address and its employees were stationed at the office of the director for rent free during the period from inception on August 16, 2006 to March 31, 2008. From April 1, 2008, the Company started paying a monthly rental fee of $2,564 (equivalent to HKD 20,000). The rental expenses were both $7,692 for the three and nine months ended June 30, 2008

The Company appointed an employee of a related company, which is controlled by the Company’s director, as the Secretary of the Company for free effective from February 25, 2008.

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

Overview

China Multimedia, Inc., a Nevada corporation was incorporated in the State of Nevada on August 16, 2006 (the “Company”, “CMI”, or “We”). We are a development stage company established to: 1) provide web design solutions to companies; and 2) introduce potential business opportunities to business partners. To date, the Company’s only activities have consisted of developing its business plan, raising initial capital, and signing an agreement with a business partner.

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

The Company has not yet earned revenue from any business operations.  There is no assurance that we will achieve or sustain profitability on an annual or quarterly basis. Because the Company has been a development stage company since inception and has not generated revenues, the Company operates with minimal overhead.

Plan of Operations in the next 12 months

The Company recorded a net loss of $26,452 for the three month period ended June 30, 2008, compared to a net loss of $62,727 from inception on August 16, 2006 (Date of inception) through June 30, 2008.

As the Company has not yet earned revenue from any business operations, we raised additional capital through the sale of 200,000 shares of common stock in May 2008 pursuant to a Registration Statement (the “Registration Statement”) filed by the Company and declared effective by the Securities and Exchange Commission on January 31, 2008.  Through the sale of 200,000 shares of common stock at a price of US$0.50 per share, the Company raised an aggregate of US$100,000 for the daily operating expenses and business expansion.

Liquidity and Capital Resources

As of June 30, 2008, the Company remains in the development stage. For the period ended June 30, 2008, the Company's balance sheet reflects current and total assets of $80,808 in the form of cash and cash equivalents, net current liability of $42,543 and stockholders’ equity of $38,265 and accumulated deficit during the development stage of $62,727.

The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities. It filed a registration statement with the Securities and Exchange Commission for the sale of common shares. The registration statement was declared effective by the Securities and Exchange Commission on January 31, 2008. As of June 30, 2008, the offer was fully subscribed, and the Company received an aggregate amount of $100,000 from the offering expenses. The Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, but the Company has been relying on loans from the majority shareholder, Mr. Wilson Cheung, to pay any daily operating expenses until additional funds were located. Mr. Cheung has no contractual obligation to provide these funds. This arrangement will not change until the Company is able to consummate a business transaction.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involved internal controls constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the monitoring and review of work performed by our Chief Financial Officer in the preparation of financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the quarter review. All of the financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CHINA MULTIMEDIA, INC.

By: /s/ Wilson Cheung

Wilson Cheung, President and Director

Date: August 14, 2008

By: /s/ Wilson Cheung

Wilson Cheung, Chief Financial Officer

Date: August 14, 2008