Form 10KSB
period 2008-09-30
CHINA MULTIMEDIA, INC.
filed 2008-12-30
CIK 1385211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: September 30, 2008

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

CHINA MULTIMEDIA, INC.

 (Exact name of registrant as specified in its charter)

Nevada	000-51817	98-0507257
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)
Room 2213-14, 22nd Floor, Jardine House, 1 Connaught Place, Central, Hong Kong
(Address of principal executive offices)
Registrant’s telephone number, including area code: (852) 2802-8663

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes [ X ] No

State issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) N/A

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2008, the Company had 1,200,000 shares issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ____; No _X_

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

China Multimedia, Inc. (hereinafter also referred to as “we,” “us,” the “Company”, or “CMI”) was incorporated in the State of Nevada on August 16, 2006.  We are a development stage company established to: 1) provide web design solutions to companies; and 2) introduce potential business opportunities to business partners. To date, the Company’s business activities have consisted of developing its business plan, raising initial capital, and signing two agreements for the provision of the Company’s services.  We have not yet earned revenue from any business operations.

Business of the Issuer

Web Design Solutions

CMI provides cost-effective web design solutions for small and medium-sized business enterprises (“SMEs”) throughout Hong Kong. CMI’s goal is to assist potential clients with establishing or maintaining websites which allow the clients to promote their Internet presence. Websites provide a vehicle for businesses to post information about their company onto the Internet, thereby reaching the global market. In the current market, many companies are attempting to establish an online presence without spending or committing a substantial amount of capital or time. Establishing an Internet presence is particularly challenging for SMEs. Accordingly, CMI intends to identify SMEs that may be in need of web services and provide them with a cost effective means of meeting their website design and operational needs. CMI will focus on locating potential clients (the “T-Clients”) who either do not maintain any form of company website or maintain websites with outdated designs.

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

On September 26, 2008, we entered into a Service Agreement (the “Service Agreement”) with Century Health Medical Limited (“CHML”), a PRC company, pursuant to which CMI agreed to assist CHML with the development of its website.  As consideration for our services, CHML will pay us a fee of US$7,700.  The term of the Service Agreement is from September 26, 2008 through December 31,

2008.  As of September 30, 2008, the Company had not provided any services to CHML.  The foregoing description of Service Agreement does not purport to be complete and is qualified in its entirety by reference to the Service Agreement which is attached hereto as Exhibit 10.2, and is hereby incorporated by reference.

CMI’s Business Opportunities Program

In addition to our web design service, we also focus on creating new business opportunities for specific companies. On December 11, 2006, CMI entered into an Agreement (the “Agreement”) with DNA Financial Systems (“DNAF”), a Hong Kong corporation founded in 2005, a copy of which was filed as Exhibit 10.1 to the Company’s Registration Statement on Form 10-SB, filed with the SEC on January 5, 2007, and is hereby incorporated by reference. DNAF is the regional solution provider for the financial industry in the Asia Pacific Region. It provides integrated solutions by offering online trading systems, Forex dealing room management systems, and corporate treasury risk management systems to banks and financial institutions. It also offers a service named Financial Web Portal Design and Hosting (“FWPDH”). FWPDH is a customized service targeted at stock exchange listed companies. Listed companies can add value to their websites by providing instant stock information to their stockholders. The FWPDH service allows stockholders to receive instant stock price information and delayed chart information on the company website. Professional web designers of DNAF are responsible for designing a tailor-made web portal to suit clients’ needs.

Pursuant to the terms of the Agreement, CMI will attempt to establish new business opportunities for DNAF by identifying, locating, and introducing potential clients (the “D-Clients”) in need of the FWPDH service, to DNAF.  In our search for D-Clients, we will focus on the following areas: Hong Kong, Macau, Singapore, Australia, Taiwan and China (collectively referred to as the “Territory”). CMI plans to initially focus on the market in Hong Kong as a starting point for its business opportunities program due to the fact that management has a significant number of business connections in this area. Pursuant to the terms of the Agreement, as compensation for CMI’s efforts, CMI is entitled to 40% of the initial commission that DNAF receives from any D-Client or other business opportunity that CMI establishes for DNAF. DNAF determines the amount of the fees charged to the D-Clients.  Our sole director, Mr. Wilson Cheung, has a broad network within the financial and banking industry.  During the development stage, we will rely on him to contact top management personnel of local financial institutions and advise them on merits and benefits of DNAF.

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

Customers and Marketing

CMI employs two business models: 1) our website design services; and 2) our business opportunities program. These models target different customer bases.

Under our first business model, we attempt to provide web design solutions to SMEs throughout Hong Kong. Our goal is to provide the T-Clients with suitable Templates for their businesses which will both enhance and strengthen their corporate image. To accomplish this goal, we plan to form strategic marketing relationships with web hosting companies throughout Hong Kong, who in turn will promote our services through their networks. We also plan to post advertisements in different online media channels, such as popular search engines and local newspaper websites. In the next 12 months, we plan to hire a sales and marketing expert to locate potential T-Clients and handle the coordination of work with the Freelance Designers.

Under our second business model, we attempt to identify and establish new business opportunities for various companies. As noted above, we have signed one contract with DNAF, whereby we will attempt to identify and locate D-Clients in need of the FWPDH service offered by DNAF. The corporations that we target are stock exchange listed companies that want to provide instant stock pricing and chart information to stockholders on their websites. Initially, we will rely on our President, Mr. Wilson Cheung, to provide contact information for listed companies’ owners within the Territory who may be in need of FWPDH services.  Mr. Cheung will personally approach these companies in an effort to engage them as clients of DNAF.

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

Employees

Currently, we do not have any full or part-time employees. The Company is currently managed by Mr. Wilson Cheung, the President, Chief Executive Officer, Chief Financial Officer and Director of the Company. We have not signed an employment agreement with Mr. Cheung. Mr. Cheung devotes approximately 25% of his time to our operations. We presently do not have pension, health, annuity, insurance, stock options, profit sharing and similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

Reports to Security Holders

We are subject to the reporting requirements of the Exchange Act and the rules and regulations promulgated thereunder, and, accordingly file reports, information statements or other information with the Securities and Exchange Commission, including quarterly reports on Form 10-Q, annual reports on Form 10-KSB, reports of current events on Form 8-K, and proxy or information statements with respect to stockholders meetings. The public may read and copy any materials we file with the Securities and Exchange Commission at its Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

We have no real property and currently operate from limited office space provided by Easterly Financial Investment Limited (“Easterly”). Easterly is located at Room 2213-14, 22nd Floor, Jardine House, 1 Connaught Place, Central, Hong Kong.  During the period from inception on August 16, 2006 to March 31, 2008, we did not pay any rent for the use of the office space provided by Easterly.   Beginning on April 1, 2008, the Company started paying a monthly rental fee of US$2,564. We have no plans to obtain additional office space at this moment until our business is more developed.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter ended September 30, 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

No public trading market currently exists for the Company’s securities.  The Company is in the process of applying for public quotation of its shares in the over-the-counter market. The Company’s common stock has not yet been approved for quotation in the over-the-counter market. Additionally, there is no assurance that a market will develop, or that a shareholder will ever be able to liquidate his or her investment.

Holders.

The Company's authorized capital is 50,000,000 shares of common stock with $0.001 par value. As of September 30, 2008, we had a total of 1,200,000 shares outstanding.

Dividends.

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended September 30, 2008 or 2007.  There are no restrictions on the common stock that limit the ability of us to pay dividends if declared by the Board of Directors and the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

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

Overview

China Multimedia, Inc. was incorporated in the State of Nevada on August 16, 2006.  We are a development stage company established to: 1) provide web design solutions to companies; and 2) introduce potential business opportunities to business partners. To date, the Company’s business activities have consisted of developing its business plan, raising initial capital, and signing two agreements for the provision of the Company’s services.  We have not yet earned revenue from any business operations.

Web Design Solutions

CMI provides cost-effective web design solutions for small and medium-sized business enterprises (“SMEs”) throughout Hong Kong. CMI’s goal is to assist potential clients with establishing or maintaining websites which allow the clients to promote their Internet presence. Websites provide a vehicle for businesses to post information about their company onto the Internet, thereby reaching the global market. In the current market, many companies are attempting to establish an online presence without spending or committing a substantial amount of capital or time.

On September 26, 2008, we entered into a Service Agreement (the “Service Agreement”) with Century Health Medical Limited, a PRC company, pursuant to which CMI agreed to assist CHML with the development of its website.  As consideration for our services, CHML will pay us a fee of US$7,700.  The term of the Service Agreement is from September 26, 2008 through December 31, 2008. As of September 30, 2008, the Company had not provided any services to CHML.   The foregoing description of Service Agreement does not purport to be complete and is qualified in its entirety by reference to the Service Agreement which is attached hereto as Exhibit 10.2, and is hereby incorporated by reference.

CMI’s Business Opportunities Program

In addition to our web design service, we also focus on creating new business opportunities for specific companies. On December 11, 2006, we entered into an Agreement (the “Agreement”) with DNA Financial Systems (“DNAF”), a Hong Kong corporation founded in 2005, a copy of which was filed as Exhibit 10.1 to the Company’s Registration Statement on Form 10-SB, filed with the SEC on January 5, 2007, and is hereby incorporated by reference. DNAF is the regional solution provider for the financial industry in the Asia Pacific Region.  Pursuant to the terms of the Agreement, we will attempt to establish new business opportunities for DNAF by identifying, locating, and introducing potential clients to DNAF.  Pursuant to the terms of the Agreement, as compensation for CMI’s efforts, CMI is entitled to 40% of the initial commission that DNAF receives from any client or other business opportunity that CMI establishes for DNAF. DNAF determines the amount of the fees charged to any new clients.

Plan of Operations in the next 12 months

For the fiscal year ending September 30, 2009, the Company expects to continue with its efforts to develop its Web Design Solutions Business and its Business Opportunities Program. The Company has minimal cash and has not yet earned revenue from any business operations.  The Company recorded a net loss of $69,282 for the year ended September 30, 2008, compared to a net loss of $92,291 from inception on August 26, 2006 through September 30, 2008.  There is no assurance that we will achieve or sustain profitability on an annual or quarterly basis. Because the Company has been a development stage company since inception and has not generated revenues, the Company operates with minimal overhead.  The Company will need to raise additional funds, either in the form of an advance or an equity investment by the Company's President; or in the form of equity investment by outside investors, or some combination of each.

No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings to raise additional capital through the sale or issuance of additional securities prior to the location of a merger or acquisition candidate.  Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.  Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates that it will either continue to rely on its majority shareholder to pay expenses on its behalf, or it will seek to raise capital through the private placement of restricted securities.  The majority shareholders are under no obligation to pay such expenses.  If the Company is unable to raise additional funds, it will not be able to pursue its business plan.  In addition, in order to minimize the amount of additional cash which is required in order to carry out its business plan, the Company might seek to compensate certain service providers by issuances of stock in lieu of cash.

Liquidity and Capital Resources

As of September 30, 2008, the Company remains in the development stage. For the period ended September 30, 2008, the Company's balance sheet reflects current and total assets of $47,695 in the form of cash and cash equivalents, net current liability and stockholders’ equity of $47,695 and accumulated deficit during the development stage of $92,291.  The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities. The Company has no agreement in place with its stockholders or other persons to pay expenses on its behalf, but it is currently anticipated that the Company will rely on loans from the major stockholder, Mr. Wilson Cheung, to pay any daily operating expenses prior to any fund raising exercise. The Company anticipates that this arrangement will not change until the Company is able to consummate a business transaction.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2008

INDEX

Page

Report of independent registered public accounting firm

9

Balance sheets

10

Statements of operations and comprehensive loss

11

Statements of stockholders’ equity (deficit)

12

Statements of cash flows

13

Notes to financial statements

14 - 18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the sole director and stockholders of China Multimedia, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of China Multimedia, Inc. (the “Company”) as of September 30, 2008 and 2007, and the related statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended September 30, 2008 and for the period from inception on August 16, 2006 through September 30, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion of these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2008 and for the period from inception on August 16, 2006 through September 30, 2008 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in note 1 to financial statements, the Company is a development stage company and had an accumulated deficit as of September 30, 2008 which raises substantial doubt about its ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PKF

Certified Public Accountants

Hong Kong, China

December 24, 2008

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

	As of	As of
	September 30,	September 30,
	2008	2007
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	47,695	865

Total assets	47,695	865

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accrued audit fee	4,118	3,215
Amount due to a stockholder (Note 7)	34,809	19,727

Total liabilities	38,927	22,942

Stockholders’ equity (deficit)
Common stock - US$0.001 par value (Note 4) :
authorized 50,000,000 shares; 1,200,000 shares issued
and outstanding in 2008 and 1,000,000 shares issued
and outstanding in 2007	1,200	1,000
Additional paid-in capital	99,800	-
Accumulated deficit during the development stage	(92,291)	(23,009)
Accumulated other comprehensive income (loss)	59	(68)

Total stockholders’ equity (deficit)	8,768	(22,077)

Total liabilities and stockholders’ equity (deficit)	47,695	865

See accompanying notes to financial statements

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

AND FROM INCEPTION ON AUGUST 16, 2006 THROUGH SEPTEMBER 30, 2008

	Year ended September 30,		Cumulative
			total since
	2008	2007	inception
	US$	US$	US$

Revenue	-	-	-

Expenses
Formation expenses	-	-	778
General and administrative expenses	69,284	18,774	91,528

Loss from operations	(69,284)	(18,774)	(92,306)
Interest income	2	12	15

Loss before income taxes	(69,282)	(18,762)	(92,291)
Income taxes (Note 2)	-	-	-

Net loss	(69,282)	(18,762)	(92,291)

Other comprehensive income (loss)
Foreign currency translation adjustment	127	(68)	59

Comprehensive loss	(69,155)	(18,830)	(92,232)

Net loss per share :
Basic and diluted (Note 3)	(0.06)	(0.02)	(0.09)

Weighted average number of outstanding shares :
Basic and diluted	1,071,585	1,000,000	1,033,719

See accompanying notes to financial statements

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

AND FROM INCEPTION ON AUGUST 16, 2006 THROUGH SEPTEMBER 30, 2008

				Accumulated	Accumulated
	Common stock		Additional	deficit during	other
	No. of		paid-in	development	comprehensive
	shares	Amount	capital	period	income (loss)	Total
		US$	US$	US$	US$	US$

Issuance of common stock	1,000,000	1,000	-	-	-	1,000

Net loss	-	-	-	(4,247)	-	(4,247)

Balance, September 30, 2006	1,000,000	1,000	-	(4,247)	-	(3,247)

Net loss					-
	-	-	-	(18,762)	-	(18,762)
Foreign currency translation
adjustment	-	-	-	-	(68)	(68)

Balance, September 30, 2007	1,000,000	1,000	-	(23,009)	(68)	(22,077)

Issuance of common stock	200,000	200	99,800	-	-	100,000

Net loss	-	-	-	(69,282)	-	(69,282)

Foreign currency translation
adjustment	-	-	-	-	127	127

Balance, September 30, 2008	1,200,000	1,200	99,800	(92,291)	59	8,768

See accompanying notes to financial statements

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

AND FROM INCEPTION ON AUGUST 16, 2006 THROUGH SEPTEMBER 30, 2008

			Cumulative
	Year ended September 30,		total since
	2008	2007	inception
	US$	US$	US$
Cash flows from operating activities :
Net loss	(69,282)	(18,762)	(92,291)
Change in liability :
Accrued audit fee	903	2	4,118

Net cash used in operating activities	(68,379)	(18,760)	(88,173)

Cash flows from financing activities :
Proceeds from issuance of common stock	100,000	-	101,000
Advances from a stockholder	15,082	18,664	34,809

Net cash provided by financing activities	115,082	18,664	135,809

Effect of exchange rate changes on cash
and cash equivalents	127	(68)	59

Net change in cash and cash equivalents	46,830	(164)	47,695

Cash and cash equivalents, beginning of
year/period	865	1,029	-

Cash and cash equivalents, end of year/period	47,695	865	47,695

Cash paid for :
Income taxes	-	-	-
Interest	-	-	-

See accompanying notes to financial statements

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2008

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

On September 26, 2008, the Company entered into a service agreement with Century Health Medical Limited (“CHML”) pursuant to which the Company shall provide CHML with an affordable website template that is suitable to its business. According to the service agreement, the provision of services commences on September 26, 2008 and is expected to be completed by December 31, 2008.

The Company has not introduced any clients to DNAF nor provided any services to CHML and is a development stage company during the reporting periods.

Basis of preparation

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Continuance of operations

These financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business.  As of September 30, 2008, the Company had accumulated deficit during the development stage of US$92,291, which raises substantial doubt about the Company’s ability to continue as a going concern.

Management plans on the continuation of the Company as a going concern include financing the Company’s existing and future operations through additional issuance of common stock and/or advances from a stockholder and seeking for profitable business opportunities including the service agreements with DNAF and CHML.  However, the Company has no assurance with respect to these plans.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash and cash equivalents

Cash and cash equivalents comprise highly liquid investments with original maturity of three months or less.  As of September 30, 2008, cash and cash equivalents consisted of bank balance of US$47,695 denominated in Hong Kong dollar (“HKD”).

Concentration of risk

The Company maintains a HKD savings account with a commercial bank in Hong Kong, which is financial instrument that is potentially subject to concentration of credit risk.  During the reporting periods, the Company did not engage in any hedging activities.

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

Foreign currency translation

The Company kept cash and cash equivalents and incurred expenses in HKD during the reporting periods and thus HKD was considered the functional currency.  Transactions denominated in currencies other than HKD are translated into HKD at the applicable rates of exchange prevailing at the dates of the transactions.  Monetary assets and liabilities denominated in other currencies are translated into HKD at the rates of exchange prevailing at the balance sheet date.  Exchange gains and losses are included in the determination of net income.

For financial reporting purposes, HKD has been translated into United States dollar (“US$”) as the reporting currency.  Assets and liabilities are translated into US$ at the exchange rate in effect at the period end.  Income and expenses are translated at average exchange rate prevailing during the period.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity (deficit) as “Accumulated other comprehensive income (loss)”.  Gains and losses resulting from foreign currency translation are included in other comprehensive income (loss).

Conversion of amounts from HKD into US$ has been made at the exchange rate of US$1.00 = HK$7.7930 for the year ended September 30, 2008 and US$1.00 = HK$7.793 as of September 30, 2008 respectively.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and the accompanying notes during the reporting periods.  Actual results could differ from these estimates.

Fair values of financial instruments

Financial instruments include cash and cash equivalents and accrued audit fee.  Management believes that the Company is not subject to significant interest, currency or credit risks arising from these financial instruments.  The respective carrying values of these financial instruments approximate their fair values since the financial instruments are receivable or payable on demand.

  Recently issued accounting pronouncements

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FIN 48 “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

The provisions of FIN 48 became effective for the Company on October 1, 2007. The adoption of FIN 48 has no material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is in the process of evaluating the impact SFAS 157 will have on the Company’s financial statements upon adoption.

In February 2007, FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by instrument basis, with a few exceptions. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS No. 159 are effective for the Company’s fiscal year beginning on October 1, 2008. The management is in the process of evaluating the impact SFAS 159 will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 160 will have on the Company’s financial statements upon adoption.

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The management is in the process of evaluating the impact SFAS 161 will have on the Company’s financial statements upon adoption.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC's approval of the Public Company

Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. The management is in the process of evaluating the impact SFAS 162 will have on the Company’s financial statements upon adoption.

2.

INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows :-

			Cumulative
	Year ended September 30,		total since
	2008	2007	inception
	US$	US$	US$

Loss before income taxes	(69,282)	(18,762)	(92,291)

Expected benefit at statutory rate of 15%	(10,392)	(2,814)	(13,843)
Valuation allowance	10,392	2,814	13,843

	-	-	-

Recognized deferred tax asset is as follows :-

	As of	As of
	September 30,	September 30,
	2008	2007
	US$	US$

Operating losses available for future periods	(13,843)	3,451
Valuation allowance	13,843	(3,451)

	-	-

As of September 30, 2008, the Company had incurred operating losses of US$92,291 which, if unutilized, will expire through to 2028.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

3.

NET LOSS PER SHARE

During the reporting periods, the Company did not issue any dilutive instruments.  Accordingly, the reported basic and diluted loss per share is the same.

4.

COMMON STOCK

The Company was incorporated on August 16, 2006 with authorized capital of 50,000,000 shares of common stock of US$0.001 par value.  On August 16, 2006, 1,000,000 shares of common stock of US$0.001 par value totaling US$1,000 was issued for cash.

On May 23, 2008, 200,000 shares of common stock of US$0.001 par value totaling US$200 were issued to 40 investors for cash of US$100,000.

5.

STOCK INCENTIVE PLAN

The Company has not established any stock incentive plan since its incorporation.

6.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of September 30, 2008 and 2007.

7.

RELATED PARTY TRANSACTIONS

A stockholder, who is also the director, advanced US$34,809 and US$15,082 to the Company to finance its working capital from inception on August 16, 2006 through September 30, 2008 and for the year ended September 30, 2008 respectively.  The advances are interest-free, unsecured and repayable on demand.

On April 1, 2008, the Company entered into a sublease agreement with a company in which the director has a beneficial interest, to sublease a portion of the office premises leased by the related company at a monthly rent of HKD20,000.  Rental expenses paid during the year ended September 30, 2008 and from inception on August 16, 2006 through September 30, 2008 amounted to US$15,398 respectively.  The Company had no rental expense during the year ended September 30, 2007.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the Company's fiscal year ended September 30, 2008, the Company had no disagreements with its principal independent accountant.

ITEM 8A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding the required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to chief executive and chief financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-KSB. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the chief executive officer and chief financial officer, does not expect that the Company's internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2008 based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of September 30, 2008, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-KSB.

There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

 The respective positions and ages of our directors and executive officers and the year in which the director was first elected are shown in the following table. The director has been elected to hold office until the next annual meeting of stockholders and thereafter until his successor is elected and has qualified. Vacancies in the existing Board of Directors are filling by majority vote of the remaining Directors. There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person.

Name	Age	Position	Director or Officer Since

Wilson Cheung	34	President, Chief Executive Officer, Chief Financial Officer, Director	August 2006
Vivian Wing Yee Poon	26	Secretary	February 2008

We have not had standing audit, nominating or compensation committees of the Board of Directors or committees performing similar functions. All such applicable functions have been performed by the Board of Directors as a whole.

Biographical Information

Mr. Wilson Cheung.

Mr. Wilson Cheung is the President, Chief Executive Officer, Chief Financial Officer and Director of CMI. His responsibilities include general management and financial management. Mr. Cheung also holds the positions of Treasurer and Chief Financial Officer.  Mr. Cheung has more than ten years working experience in the investment banking and corporate finance areas in Hong Kong markets. Mr. Cheung has been the Director and President of Super Luck, Inc., a Delaware corporation that resells a financial software product, since August 2005. In July 2005, he became a managing director of Easterly Financial Investment Limited, a Hong Kong corporation, which provides financial advisory services in the Asia Pacific region. Mr. Cheung was with First Asia Finance Group Limited from December 2001 to July 2005. Mr. Cheung worked as a junior executive officer in the corporate finance department with Oriental Patron Asia Limited, an investment bank specializing in corporate finance, from September 1999 to September 2000; as an Assistant Manager with Kingsway Capital Limited, an investment bank specializing in corporate finance from October 2000 to May 2001; and as a Manager with Core Pacific - Yamaichi International (H.K.) Limited in Hong Kong from June 2001 to November 2001, engaging in the provision of corporate finance, financial advisory, and securities placement and underwriting services . Mr. Cheung holds a Bachelor of Business degree from the Swinburne University of Technology in Melbourne, Australia. He obtains an EMBA in the Chinese University of Hong Kong in 2006.  Currently, Mr. Cheung devotes 25% of his time to CMI. He also devotes 75% of his time to Market Data Consultants, Inc, Super Luck, Inc, DNA Systems, Inc. and Easterly Financial Investment Limited in even proportion. These companies are not in the same business as CMI and there would be no conflicts among CMI and these entities. Since July 2005, Mr. Cheung has been the managing director of Easterly Financial Investment Limited.

Ms. Vivian Wing Yee Poon.  – Ms. Vivian Wing Yee Poon has been the Secretary of the Company since February 2008. She is responsible for the general administrative work and management of the Company. Ms. Poon has been working in Easterly Financial Investment Limited, a Hong Kong corporation, which provides financial advisory services in the Asia Pacific region since January 2007. From August 2005 to October 2006, Ms. Poon worked as a Department Officer in Hospital Authority. Ms. Poon is currently the Secretary of two other reporting companies under the Securities Exchange Act of 1934: i) since April 2008, she has been the Secretary of Market Data Consultants, Inc. a Delaware corporation which is in business of reselling a market data management software products. ii) since August 2008, she has been the Secretary of DNA Systems, a Nevada corporation which is in business of providing venues for professional organizations to organize conferences, seminars, corporate training, and other events. She has also been the Chief Executive Officer of DNA Systems, Inc since October 2007. Her responsibilities are to oversee the general and administrative tasks. Ms. Poon graduated from the University of Hong Kong with a Bachelor Degree in Science in 2005.

Family Relationships

There are no family relationships between any of the current director or officers of the Company.

Involvement in Certain Legal Proceedings

None of our officers, director, promoters or control persons has been involved in the past five (5) years in any of the following:

(1)

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)

Any conviction in a criminal proceedings or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)

Being found by a court of competent jurisdiction (in a civil action), the SEC or the U.S. Commodity Futures Trading Commission to have violated a federal or state securities laws or commodities law, and the judgment has not been reversed, suspended, or vacated.

Directorships

Wilson Cheung is director of Super Luck, Inc., Market Data Consultants, Inc. and DNA Systems, Inc.  He files reports under the Securities Exchange Act of 1934.

Audit Committee Financial Expert

The Company does not currently have an audit committee financial expert.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and director, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, during the fiscal year ended September 30, 2008, all Section 16(a) filing requirements applicable to its officers, director and 10% stockholders were satisfied.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 30, 2008, the ownership of each executive officer and director of CMI, of all executive officers and director of the CMI as a group, and of each person known by CMI to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrant or other right to acquire additional securities of CMI except as may be otherwise noted.

Title of Class	Name	Number of Shares Beneficially Owned	Percent of Class

Common	Wilson Cheung (1)	1,000,000	83.3%

Common	All Officers and Director as a Group (1 in number)	1,000,000	83.3%

(1) Mr. Wilson Cheung is a director and executive officer of China Multimedia Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

No officer, director, promoter, or affiliate of CMI has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by CMI through security holdings, contracts, options, or otherwise.

We have adopted a policy under which any consulting or finder's fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock rather than in cash.  Any such issuance of stock would be made on an ad hoc basis.  Accordingly, we are unable to predict whether, or in what amount, such a stock issuance might be made. CMI may seek to acquire a business that has experience in marketing and promoting the use of different kinds of financial software and has established a professional sales team with personnel who are knowledgeable in reselling a variety of financial software products. In the event that an acquisition candidate purchases the shares of CMI, it is more likely than not that such a candidate would pay a price higher than the price originally paid by our current stockholders.  However, there is no guarantee that the stockholders will make a profit on such a transaction.  Any decision to sell the shares of CMI could be made at the sole discretion of the current majority stockholder without the vote of the purchasers in this offering.

 It is not currently anticipated that any salary, consulting fee, or finder's fee shall be paid to any of CMI's director or executive officers or to any other affiliate of us except as described under "Executive Compensation" above.

CMI currently operates from limited office space provided by Easterly Financial Investment Limited (“Easterly”), a company with which our chief executive officer and director is affiliated. Easterly is located at Room 2213-14, 22nd Floor, Jardine House, 1 Connaught Place, Central, Hong Kong.  During the period from inception on August 16, 2006 to March 31, 2008, we did not pay any rent for the use of the office space provided by Easterly.  Beginning on April 1, 2008, the Company started paying a monthly rental fee of $2,564 (equivalent to HKD 20,000).

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

Director Independence

The NASDAQ Stock Market has instituted director independence guidelines that have been adopted by the Securities & Exchange Commission.  These guidelines provide that a director is deemed “independent” only if the board of directors affirmatively determines that the director has no relationship with the company which, in the board’s opinion, would interfere with the director’s exercise of independent judgment in carrying out his or her responsibilities.  Significant stock ownership will not, by itself, preclude a board finding of independence.

For NASDAQ Stock Market listed companies, the director independence rules list six types of disqualifying relationships that preclude an independence filing.  The Company’s board of directors may not find independent a director who:

1.

is an employee of the company or any parent or subsidiary of the company;

2.

accepts, or who has a family member who accepts, more than $60,000 per year in payments from the company or any parent or subsidiary of the company other than (a) payments from board or committee services; (b) payments arising solely from investments in the company’s securities; (c) compensation paid to a family member who is a non-executive employee of the company’ (d) benefits under a tax qualified retirement plan or non-discretionary compensation; or (e) loans to directors and executive officers permitted under Section 13(k) of the Exchange Act;

3.

is a family member of an individual who is employed as an executive officer by the company or any parent or subsidiary of the company;

4.

is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than (a) payments arising solely from investments in the company’s securities or (b) payments under non-discretionary charitable contribution matching programs;

5.

is employed, or who has a family member who is employed, as an executive officer of another company whose compensation committee includes any executive officer of the listed company; or

6.

is, or has a family member who is, a current partner of the company’s outside auditor, or was a partner or employee of the company’s outside auditor who worked on the company’s audit.

Based upon the foregoing criteria, our Board of Directors has determined that Wilson Cheung is not an independent director under these rules as he is also employed by the Company as its President and Chief Financial Officer.

ITEM 13. EXHIBITS

 (a)

Exhibits.

3.1	Articles of Incorporation (herein incorporated by reference from filing on Form 10SB12G/A filed by CMI on April 25, 2007.)

3.2	3.2 Bylaws (herein incorporated by reference from filing on Form 10SB12G/A filed by CMI on April 25, 2007.)
3.1(ii)	Bylaws of China RuiTai International Holdings Co., Ltd. (incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on November 9, 2007)
10.1	Contract with DNA Financial Systems signed on December 11, 2006 (incorporated by reference from exhibit to Form 10-SB filed with the Securities and Exchange Commission on January 5, 2008.
10.2	Service Agreement dated September 26, 2008, by and between Century Health Medical Limited and China Multimedia, Inc.*
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*   filed herewith

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed and billable by PKF Certified Public Accountants, CMI’s independent auditors, for the audit of CMI’s annual financial statements and reviews of quarterly financial statements for the years ended September 30, 2008 and 2007 were $9,138 and $6,855 respectively.

Audit Related Fees

PKF Certified Public Accountants did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2008 and 2007.

Tax Fees

PKF Certified Public Accountants did not bill the Company any amount for tax compliance, advice and planning for the fiscal years ended 2008 and 2007.

All Other Fees

PKF Certified Public Accountants did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2008 and 2007.

Audit Committees Pre-approval Policies and Procedures

The Company does not have an audit committee per se. The current board of directors functions as the audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MULTIMEDIA, INC.

By: /s/ Wilson Cheung

Wilson Cheung, Chief Financial Officer

Date: December 29, 2008

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Wilson Cheung

Wilson Cheung, Chief Executive Officer

Date: December 29, 2008

By: /s/ Wilson Cheung

Wilson Cheung, Chief Financial Officer

Date: December 29, 2008

By: /s/ Wilson Cheung

Wilson Cheung, Director

Date: December 29, 2008