Form 10-Q
period 2008-12-31
CHINA MULTIMEDIA, INC.
filed 2009-02-13
CIK 1385211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 000-52388

CHINA MULTIMEDIA, INC.

 (Exact name of registrant as specified in its charter)

Nevada	98-0507257
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

Rm 2213-14, 22nd Floor, Jardine House, 1 Connaught Place, Central, Hong Kong
(Address of principal executive offices)
(852) 2802-8663
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [ ] Yes   [ X ] No

As of February 11, 2009, there were 1,200,000 shares of voting common stock, $0.001 par value, of China Multimedia, Inc. issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements of China Multimedia, Inc., a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of China Multimedia, Inc., as included in its Form 10-KSB for the fiscal year ended September 30, 2008.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2008

Index to financial statements

Page
Condensed balance sheets	4
Condensed statements of operations and comprehensive loss	5
Condensed statements of cash flows	6
Notes to condensed financial statements	7 -11

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2008 AND SEPTEMBER 30, 2008

	As of	As of
	December 31,	September 30,
	2008	2008
	(Unaudited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	47,755	47,695
Trade accounts receivable	7,741	-

Total assets	55,496	47,695

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued audit fee	4,387	4,118
Amount due to a stockholder (Note 9)	46,457	34,809

Total liabilities	50,844	38,927

Stockholders’ equity
Common stock - US$0.001 par value (Note 6) :
authorized 50,000,000 shares; 1,200,000 shares issued
and outstanding	1,200	1,200
Additional paid-in capital	99,800	99,800
Accumulated deficit during the development stage	(96,428)	(92,291)
Accumulated other comprehensive income	80	59

Total stockholders’ equity	4,652	8,768

Total liabilities and stockholders’ equity	55,496	47,695

See accompanying notes to condensed financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

AND FROM INCEPTION ON AUGUST 16, 2006 THROUGH DECEMBER 31, 2008

	Cumulative	For the three months
	total since	ended December 31,
	inception	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$

Revenue	7,737	7,737	-

Expenses
Formation expenses	778	-	-
General and administrative expenses	103,402	11,874	2,998

Loss from operations	(96,443)	(4,137)	(2,998)
Interest income	15	-	1

Loss before income taxes	(96,428)	(4,137)	(2,997)
Income taxes (Note 4)	-	-	-

Net loss	(96,428)	(4,137)	(2,997)

Other comprehensive income
Foreign currency translation adjustment	80	21	91

Comprehensive loss	(96,348)	(4,116)	(2,906)

Net loss per share :
Basic and diluted (Note 5)	(0.09)	(0.00)	(0.00)

Weighted average number of outstanding shares :
Basic and diluted	1,039,308	1,200,000	1,000,000

See accompanying notes to condensed financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

AND FROM INCEPTION ON AUGUST 16, 2006 THROUGH DECEMBER 31, 2008

	Cumulative	For the three months
	total since	ended December 31,
	inception	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$
Cash flows from operating activities :
Net loss	(96,428)	(4,137)	(2,997)
Change in assets and liabilities :
Accounts receivable	(7,741)	(7,741)	-
Accrued audit fee	4,387	269	1,526

Net cash used in operating activities	(99,782)	(11,609)	(1,471)

Cash flows from financing activities :
Proceeds from issuance of common stock	101,000	-	-
Advances from a stockholder	46,457	11,648	1,347

Net cash provided by financing activities	147,457	11,648	1,347

Effect of exchange rate changes on cash
and cash equivalents	80	21	91

Net change in cash and cash equivalents	47,755	60	(33)

Cash and cash equivalents, beginning of period	-	47,695	865

Cash and cash equivalents, end of period	47,755	47,755	832

Cash paid for :
Income taxes	-	-	-
Interest	-	-	-

See accompanying notes to condensed financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2008 (UNAUDITED)

1.

DESCRIPTION OF BUSINESS

China Multimedia, Inc. (the “Company”) was incorporated in the State of Nevada on August 16, 2006 for the purpose of exploring new business opportunities.

On December 11, 2006, the Company entered into a service agreement with DNA Financial Systems (“DNAF”) which is a regional solution provider for the financial and securities industry throughout the Asia Pacific Region. Pursuant to the agreement, the Company shall refer potential clients who wish to acquire the financial web portal design and hosting service provided by DNAF.  The Company has not introduced any clients to DNAF.

On September 26, 2008, the Company entered into a service agreement with Century Health Medical Limited (“CHML”) pursuant to which the Company would provide CHML with an affordable website template that was suitable to its business.  The Company completed the services during the current reporting period and earned revenue of US$7,737.

The Company is a development stage company.

2.

BASIS OF PRESENTATION

The accompanying condensed financial statements are unaudited.  These condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such SEC rules and regulations.  Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2008 which was filed with the SEC on December 30, 2008.

In the opinion of the management of the Company, the condensed financial statements for the interim periods presented include all adjustments, including normal recurring adjustments, necessary to fairly present the results of such interim periods and the financial position as of the end of the said periods.  The results of operations for the interim period are not necessarily indicative of the results for the full year.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Continuance of operations

These condensed financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business.  As of December 31, 2008, the Company had accumulated deficit of US$96,428, which raises substantial doubt about the Company’s ability to continue as a going concern.

Management plans on the continuation of the Company as a going concern include financing the Company’s existing and future operations through additional issuance of common stock and/or advances from the majority stockholder and seeking for profitable business opportunities including the service agreement with DNAF.  However, the Company has no assurance with respect to these plans. The accompanying condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Revenue recognition

The Company recognizes revenue from provision of services when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, the services have been provided to customers, the sales price is fixed or determinable, no significant unfulfilled obligations exist and collectibility is reasonably assured.

Trade accounts receivable

Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing trade accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions.

Outstanding accounts balances are reviewed individually for collectability. Accounts balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any off-balance-sheet credit exposure to its customers.

No allowance for doubtful accounts has been provided for the current reporting period.

Cash and cash equivalents

Cash equivalents comprise highly liquid investments with original maturity of three months or less.  As of December 31, 2008, cash and cash equivalents consisted of bank balance of US$47,755 denominated in Hong Kong dollars (“HKD”).

Concentration of risk

The Company keeps cash in HKD and maintains a HKD savings account with a commercial bank in Hong Kong, which is financial instrument that is potentially subject to concentration of credit risk.  During the reporting periods, the Company did not engage in any hedging activities.

The Company’s revenue for the current reporting period and the trade accounts receivable outstanding as of December 31, 2008 was solely derived from CHML.

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

Foreign currency translation

The Company kept cash and cash equivalents and incurred expenses in HKD during the reporting periods and thus HKD was considered to be the functional currency.  Transactions denominated in currencies other than HKD are translated into HKD at the applicable rates of exchange prevailing at the dates of the transactions.  Monetary assets and liabilities denominated in other currencies are translated into HKD at the rates of exchange prevailing at the balance sheet date.  Exchange gains and losses are included in the determination of net loss.

For financial reporting purposes, HKD has been translated into United States dollars (“US$”) as the reporting currency.  Assets and liabilities are translated into US$ at the exchange rate in effect at the period end.  Income and expenses are translated at average exchange rate prevailing during the period.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”.

Conversion of amounts from HKD into US$ has been made at the exchange rate of US$1.00 = HK$7.75461 for the three months ended December 31, 2008 and US$1.00 = HK$7.7507 as of December 31, 2008.

Use of estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed financial statements and the accompanying notes during the reporting periods.  Actual results could differ from those estimates.

Fair values of financial instruments

Financial instruments include cash and cash equivalents, accrued audit fee and amount due to a stockholder.  Management of the Company does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments.  The respective carrying values of financial instruments approximate their fair values.  Fair values were assumed to approximate carrying values since they are receivable or payable on demand.

Recently issued accounting pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS No. 157 has no material impact on the Company’s financial statements.

In February 2007, FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by instrument basis, with a few exceptions. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS No. 159 are effective for the Company’s fiscal year beginning on October 1, 2008. The adoption of SFAS No. 159 has no material impact on the Company’s financial statements.

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

4.

INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows:-

	Cumulative	For the three months
	total since	ended December 31,
	inception	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$

Loss before income taxes	(96,428)	(4,137)	(2,997)

Expected benefit at statutory rate of 15%	(14,464)	(621)	(450)
Valuation allowance	14,464	621	450

	-	-	-

Recognized deferred tax asset is as follows:-

	As of	As of
	December 31,	September 30,
	2008	2008
	(Unaudited)	(Audited)
	US$	US$

Operating losses available for future periods	14,464	13,843
Valuation allowance	(14,464)	(13,843)

	-	-

As of December 31, 2008, the Company had incurred operating losses of US$96,428 which, if unutilized, will expire through to 2028.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

5.

NET LOSS PER SHARE

During the reporting periods, the Company did not issue any dilutive instruments.  Accordingly, the reported basic and diluted loss per share is the same.

6.

COMMON STOCK

The Company was incorporated on August 16, 2006 with authorized capital of 50,000,000 shares of common stock of US$0.001 par value.  On August 16, 2006, 1,000,000 shares of common stock of US$0.001 par value totaling US$1,000 were issued for cash.

On May 23, 2008, 200,000 shares of common stock of US$0.001 par value totaling US$100,000 were issued to 40 investors for cash.

7.

STOCK INCENTIVE PLAN

The Company has not established any stock incentive plan since its incorporation.

8.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of December 31, 2008.

9.

RELATED PARTY TRANSACTIONS

The majority stockholder, who is also the director, advanced US$46,457 and US$11,648 to the Company to finance its working capital from inception on August 16, 2006 through December 31, 2008 and for the three months ended December 31, 2008, respectively.  The advances are interest-free, unsecured and repayable on demand.

On April 1, 2008, the Company entered into a sublease agreement with a company in which the director has a beneficial interest, to sublease a portion of the office premises leased by the related company at a monthly rent of HKD20,000.  Rental expenses paid during the three months ended December 31, 2008 and from inception on August 16, 2006 through December 31, 2008 amounted to US$7,737 and US$23,135 respectively.  The Company had no rental expense during the three months ended December 31, 2007.

During the three months ended December 31, 2008, the Company received service income of US$7,737 from CHML, a company in which the director owns a 17% interest.  Apart from the foregoing, the Company did not receive any other income from CHML.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note of Caution Regarding Forward Looking Statements

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM10-Q INCLUDE FORWARD-LOOKING STATEMENTS THAT INCLUDE RISKS AND UNCERTAINTIES. WE USE WORDS SUCH AS "ANTICIPATES," "BELIEVES," "PLANS," "EXPECTS," "FUTURE," "INTENDS" AND SIMILAR EXPRESSIONS TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THIS FORM ALSO CONTAINS FORWARD-LOOKING STATEMENTS ATTRIBUTED TO CERTAIN THIRD PARTIES RELATING TO THEIR ESTIMATES REGARDING THE OPERATION AND GROWTH OF OUR BUSINESS AND SPENDING. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE HEREOF. WE HAVE BASED THESE FORWARD-LOOKING STATEMENTS ON OUR CURRENT EXPECTATIONS AND PROJECTIONS ABOUT FUTURE EVENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS QUARTERLY REPORT ON FORM10-Q  AS WE ARE A DEVELOPMENT STAGE COMPANY WITH NO SIGNIFICANT OPERATIONS TO DATE. OUR ABILITY TO GENERATE REVENUE IS SUBJECT TO SUBSTANTIAL RISKS.

Overview

China Multimedia, Inc., a Nevada corporation was incorporated in the State of Nevada on August 16, 2006 (the “Company”, “CMI”, or “We”). We are a development stage company established to: 1) provide web design solutions to companies; and 2) introduce potential business opportunities to business partners. To date, the Company’s only activities have consisted of developing its business plan, raising initial capital, and signing agreements with DNA Financial Systems (“DNAF”) and Century Health Medical Limited (“CHML”) and providing web design services to CHML.

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

On September 26, 2008, we entered into a Service Agreement (the “Service Agreement”) with Century Health Medical Limited (“CHML”), a PRC company which is a wholly-owned subsidiary of Super Luck, Inc., a company which Wilson Cheung, our president, chief financial officer, director and majority shareholder owns a 17% interest in.  Pursuant to the terms of the Service Agreement, CMI agreed to assist CHML with the development of its website. The term of the Service Agreement was from September 26, 2008 through December 31, 2008. As of December 31, 2008, the Company had completed rendering the services to CHML. As consideration for our services, CHML paid us a fee of approximately US$7,700. A copy of the Service Agreement was filed as Exhibit 10.2 to the Company’s Form 10-KSB for fiscal year ended September 30, 2008 filed with the Securities and Exchange Commission on December 30, 2008, and is hereby incorporated by reference.

CMI’s Business Opportunities Program

In addition to our web design service, we will also attempt to create new business opportunities for specific companies. On December 11, 2006, CMI entered into an Agreement (the “Agreement”) with DNA Financial Systems (“DNAF”), a Hong Kong corporation founded in 2005; a copy of the Agreement was filed as Exhibit 10.1 to the Company’s Form 10-SB with the Securities and Exchange Commission on January 4, 2007 and is hereby incorporated by reference.  DNAF is a regional solution provider for the financial and securities industry throughout the Asia Pacific Region. It provides integrated solutions by offering online trading systems, Forex dealing room management systems, and corporate treasury risk management systems to banks and financial institutions. It also offers a service named Financial Web Portal Design and Hosting (“FWPDH”). FWPDH is a customized service targeted at stock exchange listed companies. Listed companies can add value to their websites by providing instant stock information to their stockholders. The FWPDH service allows stockholders to receive instant stock price information and delayed chart information on the company website. Professional web designers of DNAF are responsible for designing a tailor-made web portal to suit clients’ needs.

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

There is no assurance that we will achieve or sustain profitability on an annual or quarterly basis. Because the Company has been a development stage company since inception and has not generated significant revenues, the Company operates with minimal overhead.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended December 31, 2008.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Results of Operations for the Three Month Period Ended December 31, 2008 Compared to the Three Month Period Ended December 31, 2007

Revenue

During the three month period ended December 31, 2008, the Company had revenues of $7,737, as compared to revenues of $nil during the three month period ended December 31, 2007, an increase of $7,737.  This increase in revenue was directly attributable to the payment that we received pursuant to the Service Agreement that we entered into with CHML.

Operating Expenses

During the three month period ended December 31, 2008, the Company had expenses of $11,874, as compared to expenses of $2,998 during the three month period ended December 31, 2007, an increase of $8,876.

Net Loss

During the three month period ended December 31, 2008, the Company experienced a net loss of $4,137, as compared to a net loss of $2,997 during the three month period ended December 31, 2007.

Liquidity and Capital Resources

As of December 31, 2008, the Company remained in the development stage.  As of December 31, 2008, the Company's balance sheet reflected current and total assets of $55,496 in the form of cash and cash equivalents of $47,755 and accounts receivable of $7,741.  The Company’s balance sheet reflected current liabilities of $50,844, stockholders’ equity of $4,652 and accumulated deficit during the development stage of $96,428.

In an effort to raise additional capital, on October 17, 2007, the Company filed a registration statement with the Securities and Exchange Commission for the sale of common shares. The registration statement was declared effective by the Securities and Exchange Commission on January 31, 2008.  As of June 30, 2008, the offer was fully subscribed. Through the sale of 200,000 shares of common stock at a price of $0.5 per share, the Company raised an aggregate of $100,000 which the Company has used for its daily operating expenses and business expansion.

Currently, the Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out additional business opportunities. The Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, but the Company has been relying on loans from the majority shareholder, Mr. Wilson Cheung, to pay any daily operating expenses until additional funds were located. Mr. Cheung has no contractual obligation to provide these funds. This arrangement will not change until the Company is able to consummate a business transaction.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4T.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involved internal controls constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2008 based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on

that evaluation, our management has concluded that, as of December 31, 2008, the Company's internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

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

ITEM 1A.   RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

 DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

     EXHIBITS.

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

10.2

Service Agreement dated September 26, 2008, by and between Century Health Medical Limited and China Multimedia, Inc. (herein incorporated by reference from Form 10-KSB for fiscal year ended September 30, 2008 filed with the Securities and Exchange Commission on December 30, 2008.)

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

Filed herewith*

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MULTIMEDIA, INC.

By: /s/ Wilson Cheung

Wilson Cheung, President and Director

Date: February 13, 2009

By: /s/ Wilson Cheung

Wilson Cheung, Chief Financial Officer

Date: February 13, 2009