Form 10-Q/A
period 2008-12-31
CHINA MULTIMEDIA, INC.
filed 2009-03-06
CIK 1385211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [X ] Yes   [  ] No

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note of Caution Regarding Forward Looking Statements

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM10-Q/A INCLUDE FORWARD-LOOKING STATEMENTS THAT INCLUDE RISKS AND UNCERTAINTIES. WE USE WORDS SUCH AS "ANTICIPATES," "BELIEVES," "PLANS," "EXPECTS," "FUTURE," "INTENDS" AND SIMILAR EXPRESSIONS TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THIS FORM ALSO CONTAINS FORWARD-LOOKING STATEMENTS ATTRIBUTED TO CERTAIN THIRD PARTIES RELATING TO THEIR ESTIMATES REGARDING THE OPERATION AND GROWTH OF OUR BUSINESS AND SPENDING. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE HEREOF. WE HAVE BASED THESE FORWARD-LOOKING STATEMENTS ON OUR CURRENT EXPECTATIONS AND PROJECTIONS ABOUT FUTURE EVENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS QUARTERLY REPORT ON FORM10-Q/A AS WE ARE A DEVELOPMENT STAGE COMPANY WITH NO SIGNIFICANT OPERATIONS TO DATE. OUR ABILITY TO GENERATE REVENUE IS SUBJECT TO SUBSTANTIAL RISKS.

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended December 31, 2008.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q/A.

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

Operating Expenses

During the three month period ended December 31, 2008, the Company had expenses of $11,874, as compared to expense of $2,998 during the three month period ended December 31, 2007, an increase of $8,876.

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

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Filed herewith*

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MULTIMEDIA, INC.

By: /s/ Wilson Cheung

Wilson Cheung, President and Director

Date: March 6, 2009

By: /s/ Wilson Cheung

Wilson Cheung, Chief Financial Officer

Date: March 6, 2009