Form 10-Q
period 2009-03-31
CHINA MULTIMEDIA, INC.
filed 2009-05-15
CIK 1385211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Not Applicable.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).[X] Yes [ ] No

As of May 10, 2009, there were 1,200,000 shares of voting common stock, $0.001 par value, of China Multimedia, Inc. issued and outstanding.

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

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2009

Index to condensed financial statements

Condensed balance sheets

3

Condensed statements of operations and comprehensive loss

4

Condensed statements of cash flows

5

Notes to condensed financial statements

6 - 9

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2009 AND SEPTEMBER 30, 2008

	As of	As of
	March 31,	September 30,
	2009	2008
	(Unaudited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	1,927	47,695

Total assets	1,927	47,695

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY

Current liabilities
Accrued audit fee	1,161	4,118
Amount due to a stockholder (Note 9)	9,630	34,809

Total liabilities	10,791	38,927

Stockholder’s (deficit) equity
Common stock - US$0.001 par value (Note 6) :
authorized 50,000,000 shares; 1,200,000 shares issued
and outstanding in 2009 and 2008	1,200	1,200

Additional paid-in capital	99,800	99,800
Accumulated deficit during the development stage	(109,936)	(92,291)
Accumulated other comprehensive income	72	59

Total stockholder’s (deficit) equity	(8,864)	8,768

Total liabilities and stockholder’s (deficit) equity	1,927	47,695

See accompanying notes to condensed financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

AND FROM INCEPTION ON AUGUST 16, 2007 THROUGH MARCH 31, 2009

	For the three months ended March 31,		For the six months ended March 31,		Cumulative total since
	(Unaudited)		(Unaudited)		inception
	2009	2008	2009	2008	(Unaudited)
	US$	US$	US$	US$	US$

Revenue	-	-	7,737	-	7,737

Expenses
Formation expenses	-	-	-	-	778
General and administrative expenses	13,508	10,270	25,382	13,268	116,910

Loss from operations	(13,508)	(10,270)	(17,645)	(13,268)	(109,951)
Interest income	-	1	-	2	15

Loss before income taxes	(13,508)	(10,269)	(17,645)	(13,266)	(109,936)
Income taxes (Note 4)	-	-	-	-	-

Net loss	(13,508)	(10,269)	(17,645)	(13,266)	(109,936)

Other comprehensive (loss) income
Foreign currency translation
adjustment	(8)	(79)	13	12	72

Total comprehensive loss	(13,516)	(10,348)	(17,632)	(13,254)	(109,864)

Net loss per share :
Basic and diluted (Note 5)	(0.01)	(0.01)	(0.01)	(0.01)	(0.10)

Weighted average number of shares :
Basic and diluted	1,200,000	1,000,000	1,200,000	1,000,000	1,064,442

See accompanying notes to condensed financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008

AND FROM INCEPTION ON AUGUST 16, 2007 THROUGH MARCH 31, 2009

	For the six months ended March 31,		Cumulative total since
	(Unaudited)		inception
	2009	2008	(Unaudited)
	US$	US$	US$
Cash flows from operating activities :
Net loss	(17,645)	(13,266)	(109,936)
Change in liabilities :
Accrued audit fee	(2,957)	1,678	1,161

Net cash used in operating activities	(20,602)	(11,588)	(108,775)

Cash flows from financing activities :
Proceeds from issuance of common stock		-	101,000
(Repayments to) advances from a stockholder	(25,179)	11,515	9,630

Net cash (used in) provided by financing activities	(25,179)	11,515	110,630

Effect of exchange rate changes on cash and cash equivalents	13	12	72

Net change in cash and cash equivalents	(45,768)	(61)	1,927

Cash and cash equivalents, beginning of period	47,695	865	-

Cash and cash equivalents, end of period	1,927	804	1,927

Cash paid for :
Income taxes paid	-	-	-
Interest paid	-	-	-

See accompanying notes to condensed financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

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

On September 26, 2008, the Company entered into a service agreement with Century Health Medical Limited (“CHML”) pursuant to which the Company would provide CHML with an affordable website template that was suitable to its business.  The Company completed the services and received payment for the services during the period ended December 31, 2008.

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

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Continuance of operations

These condensed financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business.  As of March 31, 2009, the Company had accumulated deficit of US$109,936, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents

Cash equivalents comprise highly liquid investments with original maturity of three months or less.  As of March 31, 2009, cash and cash equivalents consisted of bank balance of US$1,927 denominated in Hong Kong dollars (“HKD”).

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

In April 2009, the FASB issued three FASB Staff Positions (FSP’s) to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No.157. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These three FSP’s are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The management is in the process of evaluating the impact these FSP’s will have on the Company’s financial statements upon adoption.

4.

INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows:-

	For the three months ended March 31		For the six months ended March 31,		Cumulative total since
	(Unaudited)		(Unaudited)		inception
	2009	2008	2009	2008	(Unaudited)
	US$	US$	US$	US$	US$

Loss before income taxes	(13,508)	(10,269)	(17,645)	(13,266)	(109,936)

Expected benefit at statutory rate of 15%	(2,026)	(1,540)	(2,647)	(1,990)	(16,490)
Valuation allowance	2,026	1,540	2,647	1,990	16,490

Income taxes	-	-	-	-	-

Recognized deferred tax asset is as follows:-

	As of	As of
	March 31,	September 30,
	2009	2008
	(Unaudited)	(Audited)
	US$	US$

Operating losses available for future periods	16,490	13,843
Valuation allowance	(16,490)	(13,843)

	-	-

As of March 31, 2009, the Company had incurred operating losses of US$109,936 which, if unutilized, will expire through to 2028.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

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

8.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of March 31, 2009.

9.

RELATED PARTY TRANSACTIONS

The majority stockholder, who is also the director, advanced US$9,630 to the Company to finance its working capital from inception on August 16, 2006 through March 31, 2009.  The advances are interest-free, unsecured and repayable on demand.

On April 1, 2008, the Company entered into a sublease agreement with a company in which the director has a beneficial interest, to sublease a portion of the office premises leased by the related company at a monthly rent of HKD20,000.  Rental expenses paid during the six months ended March 31, 2009 and from inception on August 16, 2006 through March 31, 2009 amounted to US$15,474 and US$38,609 respectively.

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months and six months ended March 31, 2009.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Results of Operations for the Three Month Period Ended March 31, 2009 Compared to the Three Month Period Ended March 31, 2008

Revenue

During the three month period ended March 31, 2009, the Company had revenues of $nil, as compared to revenues of $nil during the three month period ended March 31, 2008.

Operating Expenses

During the three month period ended March 31, 2009, the Company had expenses of $13,508, as compared to expenses of $10,270 during the three month period ended March 31, 2008, an increase of $3,238.

Net Loss

During the three month period ended March 31, 2009, the Company experienced a net loss of $13,508, as compared to a net loss of $10,269 during the three month period ended March 31, 2008, an increase of $3,239.

Results of Operations for the Six Month Period Ended March 31, 2009 Compared to the Six Month Period Ended March 31, 2008

Revenue

During the six month period ended March 31, 2009, the Company had revenues of $7,737, as compared to revenues of $nil during the six month period ended March 31, 2008, an increase of $7,737.  This increase in revenue was directly attributable to the payment that we received pursuant to the Service Agreement that we entered into with CHML.

Operating Expenses

During the six month period ended March 31, 2009, the Company had expenses of $25,382, as compared to expense of $13,268 during the six month period ended March 31, 2008, an increase of $12,114.

Net Loss

During the six month period ended March 31, 2009, the Company experienced a net loss of $17,645, as compared to a net loss of $13,266 during the six month period ended March 31, 2008, an increase of $4,379.

Liquidity and Capital Resources

As of March 31, 2009, the Company remained in the development stage.  As of March 31, 2009, the Company's balance sheet reflected current and total assets of $1,927 in the form of cash and cash equivalents.  The Company’s balance sheet reflected current liabilities of $10,791, stockholders’ deficit of $8,864 and accumulated deficit during the development stage of $109,936.

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

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involved internal controls constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CHINA MULTIMEDIA, INC.

By: /s/ Wilson Cheung

Wilson Cheung, President and Director

Date: May 15, 2009

By: /s/ Wilson Cheung

Wilson Cheung, Chief Financial Officer

Date: May 15, 2009