Form 10-Q
period 2009-06-30
CHINA MULTIMEDIA, INC.
filed 2009-08-14
CIK 1385211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 10, 2009, there were 1,200,000 shares of voting common stock, $0.001 par value, of China Multimedia, Inc. issued and outstanding.

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

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2009

Index to condensed financial statements

Page

Condensed balance sheets

3

Condensed statements of operations and comprehensive loss

4

Condensed statements of cash flows

5

Notes to condensed financial statements

6 - 12

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2009 AND SEPTEMBER 30, 2008

	As of	As of
	June 30,	September 30,
	2009	2008
	(Unaudited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	245	47,695

Total assets	245	47,695

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accrued audit fee	4,011	4,118
Amount due to a stockholder (Note 9)	9,797	34,809

Total liabilities	13,808	38,927

Stockholders’ (deficit) equity
Common stock - US$0.001 par value (Note 6) :
authorized 50,000,000 shares; 1,200,000 shares issued and
outstanding in 2009 and 2008	1,200	1,200
Additional paid-in capital	99,800	99,800
Accumulated deficit during the development stage	(114,635)	(92,291)
Accumulated other comprehensive income	72	59

Total stockholders’ (deficit) equity	(13,563)	8,768

Total liabilities and stockholders’ (deficit) equity	245	47,695

See accompanying notes to condensed financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

AND FROM INCEPTION ON AUGUST 16, 2006 THROUGH JUNE 30, 2009

	For the three months ended June 30 (Unaudited)		For the nine months ended June 30 (Unaudited)		Cumulative total since inception
	2009	2008	2009	2008	(Unaudited)
	US$	US$	US$	US$	US$

Revenue	-	-	7,737	-	7,737

Expenses
Formation expenses	-	-	-	-	778
General and administrative expenses	4,699	26,452	30,081	39,720	121,609

Loss from operations	(4,699)	(26,452)	(22,344)	(39,720)	(114,650)
Interest income	-	-	-	2	15

Loss before income taxes	(4,699)	(26,452)	(22,344)	(39,718)	(114,635)
Income taxes (Note 4)	-	-	-	-	-

Net loss	(4,699)	(26,452)	(22,344)	(39,718)	(114,635)

Other comprehensive income
Foreign currency translation
adjustments	-	48	13	60	72

Total comprehensive loss	(4,699)	(26,404)	(22,331)	(39,658)	(114,563)

Net loss per share :
Basic and diluted (Note 5)	-	(0.02)	(0.01)	(0.04)	(0.11)

Weighted average number of shares :
Basic and diluted	1,200,000	1,083,516	1,200,000	1,027,737	1,076,190

See accompanying notes to condensed financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008

AND FROM INCEPTION ON AUGUST 16, 2006 THROUGH JUNE 30, 2009

	For the nine months ended June 30 (Unaudited)		Cumulative total since inception
	2009	2008	(Unaudited)
	US$	US$	US$

Cash flows from operating activities :
Net loss	(22,344)	(39,718)	(114,635)
Change in liabilities :
Accrued audit fee	(107)	(1,549)	4,011

Net cash used in operating activities	(22,451)	(41,267)	(110,624)

Cash flows from financing activities :
Proceeds from issuance of common stock	-	100,000	101,000
(Repayment to) advances from a stockholder	(25,012)	21,150	9,797

Net cash (used in) provided by financing activities	(25,012)	121,150	110,797

Effect of foreign exchange rate changes on cash and cash equivalents	13	60	72

Net change in cash and cash equivalents	(47,450)	79,943	245

Cash and cash equivalents, beginning of period	47,695	865	-

Cash and cash equivalents, end of period	245	80,808	245

Cash paid for :
Income taxes	-	-	-
Interest	-	-	-

See accompanying notes to condensed financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

1.

DESCRIPTION OF BUSINESS

China Multimedia, Inc. (the “Company”) was incorporated in the State of Nevada on August 16, 2006 for the purpose of exploring new business opportunities.

On December 11, 2006, the Company entered into a service agreement with DNA Financial Systems (“DNAF”) which is a regional solution provider for the financial and securities industry throughout the Asia Pacific Region. Pursuant to the agreement, the Company shall refer potential clients who wish to acquire the financial web portal design and hosting service provided to DNAF.

On September 26, 2008, the Company entered into a service agreement with Century Health Medical Limited (“CHML”) pursuant to which the Company agreed to provide CHML with an affordable website template that was suitable to its business. The Company completed the services and received payment for the service during the period ended December 31, 2008.

The Company is a development stage company.

2.

BASIS OF PRESENTATION

The accompanying condensed financial statements are unaudited.  These condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United State of America (“US GAAP”) have been omitted pursuant to such SEC rules and regulations.  Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2008 which was filed with the SEC on December 30, 2008.

In the opinion of the management of the Company, the condensed financial statements for the interim periods presented include all adjustments, including normal recurring adjustments, necessary to fairly present the results of such interim periods and the financial position as of the end of the said periods.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Continuance of operations

These condensed financial statements are prepared on a going concern basis, which have considered the realization of assets and satisfaction of liabilities in the normal course of the Company’s business.  As of June 30, 2009, the Company had an accumulated deficit of US$114,635, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents

Cash equivalents comprise highly liquid investments with original maturity of three months or less.  As of June 30, 2009, cash and cash equivalents consisted of bank balance of US$245 denominated in Hong Kong dollars (“HKD”).

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

Recently issued accounting pronouncements

SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51,” or SFAS No. 160. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will apply to the Company’s financial statements starting in its fiscal year beginning October 1, 2009. The Company is in the process of evaluating the impact SFAS No. 160 will have on its financial statements upon adoption.

SFAS No. 141(Revised) “Business Combinations”

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations,” or SFAS No. 141 (Revised). SFAS No. 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will apply to the Company starting in its fiscal year beginning October 1, 2009. The Company is in the process of evaluating the impact SFAS No. 141 (Revised) will have on its financial statements upon adoption.

FSP FAS No. 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, or FSP FAS No. 157-1. FSP FAS No. 157-1 provides a scope exception from Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) for the evaluation criteria on lease classification and capital lease measurement under SFAS No. 13, “Accounting for Leases” and other related accounting pronouncements. The Company adopted FSP FAS No. 157-1 effective October 1, 2008. Accordingly, the provisions of SFAS No. 157 will not be applied to lease transactions under SFAS No.13 except when applying SFAS No. 157 to business combinations recorded by the Company.

FSP FAS No. 157-2 “Effective Date of FASB Statement No. 157”

In February 2008, the FASB issued FSP FAS No. 157-2 “Effective Date of FASB Statement No. 157”, or FSP FAS No. 157-2 which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities. FSP FAS No. 157-2 will become effective for the Company on October 1, 2009. The Company is in the process of evaluating the impact of applying FSP FAS No. 157-2 to nonfinancial assets and liabilities measured on a nonrecurring basis. Examples of items to which the deferral would apply include, but are not limited to:

- nonfinancial assets and nonfinancial liabilities that are measured at fair value in a business combination or other new basis event, except those that are remeasured at fair value in subsequent periods;

- reporting units measured at fair value in the first step of a goodwill impairment test as described in SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No.142”), and nonfinancial assets and nonfinancial liabilities measured at fair value in the SFAS No. 142 goodwill impairment test, if applicable; and

- nonfinancial liabilities for exit or disposal activities initially measured at fair value under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).

As a result of the issuance of FSP FAS No. 157-2, the Company did not apply the provisions of SFAS No. 157 to the nonfinancial assets and nonfinancial liabilities within the scope of FSP FAS No. 157-2 in the fiscal year ending September 30, 2009.

SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities”

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities,” or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 is not expected to have a material impact on the Company’s financial statements.

FSP FAS No. 142-3 “Determination of the Useful Life of Intangible Assets”

In April 2008, the FASB issued FSP FAS No. 142-3 “Determination of the Useful Life of Intangible Assets”, or FSP FAS No. 142-3. FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). FSP FAS No. 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(Revised) and other U.S. GAAP. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008 which means that it will be effective for the Company’s fiscal year beginning October 1, 2009. Early adoption is prohibited. The Company is currently evaluating the impact of the adoption of FSP FAS No. 142-3 on its financial statements.

FSP FAS No. 107-1 and APB No. 28-1 “Interim Disclosures about Fair Value of Financial Instruments.”

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1 “Interim Disclosures about Fair Value of Financial Instruments”, or FSP FAS No. 107-1 and APB No. 28-1. FSP FAS No. 107-1 and APB No. 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS No. 107-1 and APB No. 28-1 has no material effect on the Company’s financial statements.

FSP FAS No. 115-2 and FAS 124-2 “Recognition of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”)

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2 “Recognition of Other-Than-Temporary Impairments, or FSP FAS No.115-2 and FAS No. 124-2. FSP FAS No. 115-2 and FAS No. 124-2 amends the other-than-temporary impairment guidance in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, for debt securities and the presentation and disclosure requirements of other than-temporary impairments on debt and equity securities in the financial statements. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS No. 115-2 and FAS No. 124-2 has no material effect on the Company’s financial statements.

FSP FAS No. 157-4 “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”

In April 2009, the FASB issued FSP No. 157-4 “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”, or FSP No.157-4. FSP No. 157-4 clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. FSP No. 157-4 identifies factors to be considered when determining whether or not a market is inactive. FSP No. 157-4 would be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of FSP No. 157-4 has no material effect on the Company’s financial statements.

FSP FAS No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a

Business Combination That Arise from Contingencies”

In April 2009, the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, or FSP No. 141R-1. FSP No. 141R-1 amends the provisions in SFAS No. 141 (Revised) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP No. 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141 (Revised) and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies. FSP No. 141R-1 is effective for contingent assets and contingent liabilities acquired in evaluating the impact of SFAS No. 141 (Revised). The Company is currently evaluating the impact of the adoption of FSP No. 141R-1 on its financial statements.

SFAS No. 165 “Subsequent Events”

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events”, or SFAS No. 165, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No.165 is effective after June 15, 2009. The adoption of SFAS No. 165 has no material effect on the Company’s financial statements.

SFAS No. 166 “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”, or SFAS No. 166. SFAS No. 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is currently evaluating the impact of the adoption of SFAS No. 166 on its financial statements.

SFAS No. 167  “Amendments to FASB Interpretation No. 46(R)”

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”, or SFAS No. 167, which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS No. 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS No. 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS No. 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact of the adoption of SFAS No. 167 on its financial statements.

SFAS No. 168 “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”, or SFAS No. 168, which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS No. 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. SFAS No. 168 will become effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of SFAS No. 168 is not expected to have a material impact on the Company’s financial statements.

4.

INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows:-

	For the three months ended June 30		For the nine months ended June 30		Cumulative total since
	(Unaudited)		(Unaudited)		inception
	2009	2008	2009	2008	(Unaudited)
	US$	US$	US$	US$	US$

Loss before income taxes	(4,699)	(26,452)	(22,344)	(39,718)	(114,635)

Expected benefit at statutory rate of 15%	(705)	(3,968)	(3,352)	(5,958)	(17,195)
Valuation allowance	705	3,968	3,352	5,958	17,195

	-	-	-	-	-

Recognized deferred income tax asset is as follows :-

	As of	As of
	June 30,	September 30,
	2009	2008
	(Unaudited)
	US$	US$

Operating losses available for future periods	17,195	13,843
Valuation allowance	(17,195)	(13,843)

	-	-

As of June 30, 2009, the Company had incurred operating losses of US$114,635 which, if unutilized, will expire through to 2028.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

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

8.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of June 30, 2009.

9.

RELATED PARTY TRANSACTIONS

The majority stockholder, who is also the director, advanced US$9,797 to the Company to finance its working capital during the period from inception on August 16, 2006 through June 30, 2009.  The advance is interest-free, unsecured and repayable on demand.

On April 1, 2008, the Company entered into a sublease agreement with a company in which the director has a beneficial interest, to sublease a portion of the office premises leased by the related company at a monthly rent of HKD20,000.  Rental expenses paid during the nine months ended June 30, 2009 and from inception on August 16, 2006 through June 30, 2009 amounted to US$15,474 and US$38,609 respectively. The sublease agreement was terminated on March 31, 2009.

During the nine months ended June 30, 2009, the Company received service income of US$7,737 from CHML, a company in which the director owns a 17% interest.  Apart from the foregoing, the Company did not receive any other income from CHML.

10.

SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through August 10, 2009, the date these financial statements were issued, and determined that there were no subsequent events or transactions that required recognition or disclosure in the financial statements.

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

On September 26, 2008, we entered into a Service Agreement (the “Service Agreement”) with Century Health Medical Limited (“CHML”), a PRC company which is an affiliate of Super Luck, Inc., a company which Wilson Cheung, our president, chief financial officer, director and majority shareholder owns a 17% interest in.  Pursuant to the terms of the Service Agreement, CMI agreed to assist CHML with the development of its website. The term of the Service Agreement was from September 26, 2008 through December 31, 2008. As of December 31, 2008, the Company had completed rendering the services to CHML. As consideration for our services, CHML paid us a fee of approximately US$7,700. A copy of the Service Agreement was filed as Exhibit 10.2 to the Company’s Form 10-KSB for fiscal year ended September 30, 2008 filed with the Securities and Exchange Commission on December 30, 2008, and is hereby incorporated by reference.

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months and nine months ended June 30, 2009.  The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-Q.

Results of Operations for the Three Month Period Ended June 30, 2009 Compared to the Three Month Period Ended June 30, 2008

Revenue

During the three month period ended June 30, 2009, the Company had revenues of $nil, as compared to revenues of $nil during the three month period ended June 30, 2008.

Operating Expenses

During the three month period ended June 30, 2009, the Company had expenses of $4,699, as compared to expenses of $26,452 during the three month period ended June 30, 2008, a decrease of $21,753.  The primary reason for the decrease in operating expenses experienced by the Company was due to: i) the fact that we terminated our sublease agreement with Easterly Financial Investment Limited on March 31, 2009, thereby eliminating the operating expenses associated with the sublease; and ii) the fact that we have taken some cost control measures in an effort to reduce expenses relating to business trips and administrative items.

Net Loss

During the three month period ended June 30, 2009, the Company experienced a net loss of $4,699, as compared to a net loss of $26,452 during the three month period ended June 30, 2008, a change of $21,753. The reason for the change in net loss experienced by the Company was due to the fact that the Company experienced a reduction in operating expenses during the three month period ended June 30, 2009, as compared to the three month period ended June 30, 2008.

Results of Operations for the Nine Month Period Ended June 30, 2009 Compared to the Nine Month Period Ended June 30, 2008

Revenue

During the nine month period ended June 30, 2009, the Company had revenues of $7,737, as compared to revenues of $nil during the nine month period ended June 30, 2008, an increase of $7,737.  This increase in revenue was directly attributable to the payment that we received pursuant to the Service Agreement that we entered into with CHML.

Operating Expenses

During the nine month period ended June 30, 2009, the Company had expenses of $30,081, as compared to expense of $39,720 during the nine month period ended June 30, 2008, a decrease of $9,639.  The primary reason for the decrease in operating expenses experienced by the Company was due to: i) the fact that we terminated our sublease agreement with Easterly Financial Investment Limited on March 31, 2009, thereby eliminating the operating expenses associated with the sublease; and ii) the fact that we have taken some cost control measures in an effort to reduce expenses relating to business trips and administrative items.

Net Loss

During the nine month period ended June 30, 2009, the Company experienced a net loss of $22,344, as compared to a net loss of $39,718 during the nine month period ended June 30, 2008, a decrease of $17,374.  The reason for the change in net loss experienced by the Company was due to the fact that the Company experienced a reduction in operating expenses during the nine month period ended June 30, 2009, as compared to the nine month period ended June 30, 2008.

Liquidity and Capital Resources

As of June 30, 2009, the Company remained in the development stage.  As of June 30, 2009, the Company's balance sheet reflected current and total assets of $245 in the form of cash and cash equivalents. As of June 30, 2009, the Company’s balance sheet reflected current liabilities of $13,808, stockholders’ deficit of $13,563 and accumulated deficit during the development stage of $114,635.

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

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involved internal controls constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

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

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the monitoring and review of work performed by our Chief Financial Officer in the preparation of financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the quarter review. All of the financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CHINA MULTIMEDIA, INC.

By: /s/ Wilson Cheung

Wilson Cheung, President and Director

Date: August 14, 2009

By: /s/ Wilson Cheung

Wilson Cheung, Chief Financial Officer

Date: August 14, 2009