Form 10-K
period 2009-09-30
CHINA MULTIMEDIA, INC.
filed 2009-12-29
CIK 1385211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2009

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

Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [] Yes [X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the [  ] Yes [ X ] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d)

of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Not Applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).[X ]Yes   [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00.

As of December 28, 2009, the Company had 10,200,000 shares issued and outstanding

PART I

ITEM 1.

BUSINESS.

Business Development

China Multimedia, Inc. (hereinafter also referred to as “we,” “us,” the “Company”, or “CMI”) was incorporated in the State of Nevada on August 16, 2006.  We are a development stage company established to: 1) provide web design solutions to companies; and 2) introduce potential business opportunities to business partners. To date, the Company’s business activities have consisted of developing its business plan, raising initial capital, and signing two agreements for the provision of the Company’s services.  We have earned limited revenue from our business operations.

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

On September 26, 2008, we entered into a Service Agreement (the “Service Agreement”) with Century Health Medical Limited (“CHML), a PRC company, pursuant to which CMI agreed to assist CHML with the development of its website.  As consideration for our services, CHML paid us a fee of US$7,700.  The term of the Service Agreement was from September 26, 2008 through December 31, 2008. As of September 30, 2009, the Company had completed rendering the services to CHML. As consideration for our services, CHML paid us a fee of approximately US$7,700. The foregoing description of Service Agreement does not purport to be complete and is qualified in its entirety by reference to the Service Agreement which was filed as Exhibit 10.2 to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on December 30, 2008, and is hereby incorporated by reference.

CMI’s Business Opportunities Program

In addition to our web design service, we also focus on creating new business opportunities for specific companies. On December 11, 2006, CMI entered into an Agreement (the “DNAF Agreement”) with DNA Financial Systems (“DNAF”), a Hong Kong corporation founded in 2005, a copy of which was filed as Exhibit 10.1 to the Company’s Registration Statement on Form 10-SB, filed with the SEC on January 5, 2007, and is hereby incorporated by reference. DNAF is the regional solution provider for the financial industry in the Asia Pacific Region. It provides integrated solutions by offering online trading systems, Forex dealing room management systems, and corporate treasury risk management systems to banks and financial institutions. It also offers a service named Financial Web Portal Design and Hosting (“FWPDH”). FWPDH is a customized service targeted at stock exchange listed companies. Listed companies can add value to their websites by providing instant stock information to their stockholders. The FWPDH service allows stockholders to receive instant stock price information and delayed chart information on the company website. Professional web designers of DNAF are responsible for designing a tailor-made web portal to suit clients’ needs.

Pursuant to the terms of the DNAF Agreement, CMI will attempt to establish new business opportunities for DNAF by identifying, locating, and introducing potential clients (the “D-Clients”) in need of the FWPDH service, to DNAF.  In our search for D-Clients, we will focus on the following areas: Hong Kong, Macau, Singapore, Australia, Taiwan and China (collectively referred to as the “Territory”). CMI plans to initially focus on the market in Hong Kong as a starting point for its business opportunities program due to the fact that management has a significant number of business connections in this area. Pursuant to the terms of the DNAF Agreement, as compensation for CMI’s efforts, CMI is entitled to 40% of the initial commission that DNAF receives from any D-Client or other business opportunity that CMI establishes for DNAF. DNAF determines the amount of the fees charged to the D-Clients.  Our sole director, Mr. Wilson Cheung, has a broad network within the financial and banking industry.  During the development stage, we will rely on him to contact top management personnel of local financial institutions and advise them on merits and benefits of DNAF.

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

Under our second business model, we attempt to identify and establish new business opportunities for various companies. As noted above, we have signed one contract with DNAF, whereby we will attempt to identify and locate D-Clients in need of the FWPDH service offered by DNAF. The corporations that we target are stock exchange listed companies that want to provide instant stock pricing and chart information to stockholders on their websites. Initially, we will rely on our director, Mr. Wilson Cheung, to provide contact information for listed companies’ owners within the Territory who may be in need of FWPDH services.  Mr. Cheung will personally approach these companies in an effort to engage them as clients of DNAF.

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

Reports to Security Holders

We are subject to the informational requirements of the Securities Exchange Act of 1934 which requires us to file reports, proxy statements and other information with the Securities and Exchange Commission. Such reports, proxy statements and other information may be inspected at public reference facilities of the SEC at 100 F Street, NE, Room 1580, Washington D.C. 20549. Copies of such material can be obtained from the Public Reference Section of the SEC at 100 F Street, NE, Room 1580, Washington, D.C. 20549 at prescribed rates. The public could obtain information on the operation of the public reference room by calling the Securities and Exchange Commission at 1-800-SEC-0330.  Because we file documents electronically with the SEC, you may also obtain this information by visiting the SEC's Internet website at http://www.sec.gov.

ITEM 1A.

RISK FACTORS

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.

 PROPERTIES.

We have no real property and currently operate from limited office space provided by Easterly Financial Investment Limited (“Easterly”). Easterly is located at Room 2213-14, 22nd Floor, Jardine House, 1 Connaught Place, Central, Hong Kong.  During the period from inception on August 16, 2006 to March 31, 2008, we did not pay any rent for the use of the office space provided by Easterly.   From April 1, 2008 through March 31, 2009 the Company paid a monthly rental fee of US$2,564 to Easterly.  The arrangement requiring the Company to pay rent to Easterly was terminated on April 1, 2009.  Currently the Company does not pay any rent for use of the office space provided by Easterly. We have no plans to obtain additional office space at this moment until our business is more developed.

ITEM 3.

LEGAL PROCEEDINGS.

The Company is not a party to any significant pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended September 30, 2009.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s shares are approved for trading on the OTCBB under the symbol “CIMM.”   However, there is no established or liquid trading market for the Company’s shares because very limited, if any, trading has occurred with the Company’s common stock over the last two fiscal years.

Holders

The Company's authorized capital is 50,000,000 shares of common stock with $0.001 par value. As of December 28, 2009, we had a total of 10,200,000 shares outstanding.

Dividends

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended September 30, 2009 or 2008.  There are no restrictions on the common stock that limit the ability of us to pay dividends if declared by the Board of Directors and the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

ITEM 6.

 SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-K AND IN THE COMPANY'S OTHER FILINGS WITH THE

SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Overview

China Multimedia, Inc. was incorporated in the State of Nevada on August 16, 2006.  We are a development stage company established to: 1) provide web design solutions to companies; and 2) introduce potential business opportunities to business partners. To date, the Company’s business activities have consisted of developing its business plan, raising initial capital, and signing two agreements for the provision of the Company’s services.  We have earned limited revenue from our business operations.

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

On September 26, 2008, we entered into a Service Agreement with Century Health Medical Limited, a PRC company, pursuant to which CMI agreed to assist CHML with the development of its website.  As consideration for our services, CHML paid us a fee of US$7,700.  The term of the Service Agreement was from September 26, 2008 through December 31, 2008. As of September 30, 2009, the Company had completed rendering the services to CHML. As consideration for our services, CHML paid us a fee of approximately US$7,700. The foregoing description of Service Agreement does not purport to be complete and is qualified in its entirety by reference to the Service Agreement which was filed as Exhibit 10.2 to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on December 30, 2008, and is hereby incorporated by reference.

CMI’s Business Opportunities Program

In addition to our web design service, we also focus on creating new business opportunities for specific companies. On December 11, 2006, we entered into the DNAF Agreement with DNA Financial Systems, a Hong Kong corporation founded in 2005, a copy of which was filed as Exhibit 10.1 to the Company’s Registration Statement on Form 10-SB, filed with the SEC on January 5, 2007, and is hereby incorporated by reference. DNAF is the regional solution provider for the financial industry in the Asia Pacific Region.  Pursuant to the terms of the DNAF Agreement, we will attempt to establish new business opportunities for DNAF by identifying, locating, and introducing potential clients to DNAF.  Pursuant to the terms of the DNAF Agreement, as compensation for CMI’s efforts, CMI is entitled to 40% of the initial commission that DNAF receives from any client or other business opportunity that CMI establishes for DNAF. DNAF determines the amount of the fees charged to any new clients.

Plan of Operations in the next 12 months

For the fiscal year ending September 30, 2010, the Company expects to continue with its efforts to develop its Web Design Solutions Business and its Business Opportunities Program. The Company has minimal cash and has earned limited revenue from its business operations.  The Company recorded a net loss of $53,808 for the year ended September 30, 2009, compared to a net loss of $146,099 from inception on

August 26, 2006 through September 30, 2009.  There is no assurance that we will achieve or sustain profitability on an annual or quarterly basis. Because the Company has been a development stage company since inception and has generated limited revenues; the Company operates with minimal overhead.  The Company will need to raise additional funds, either in the form of an advance or an equity investment by the Company's President; or in the form of equity investment by outside investors, or some combination of each.

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

Liquidity and Capital Resources

As of September 30, 2009, the Company remains in the development stage. As of September 30, 2009, the Company's balance sheet reflects current and total assets of $187 in the form of cash and cash equivalents, net liabilities and stockholders’ deficit of $19,838 respectively and accumulated deficit during the development stage of $146,099.  The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities. The Company has no agreement in place with its stockholders or other persons to pay expenses on its behalf, but it is currently anticipated that the Company will rely on loans from the director, Mr. Wilson Cheung, to pay any daily operating expenses prior to any fund raising exercise. The Company anticipates that this arrangement will not change until the Company is able to consummate a business transaction.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2009

INDEX

Page

Report of independent registered public accounting firm

11

Balance sheets

12

Statements of operations and comprehensive loss

13

Statements of stockholders’ equity (deficit)

14

Statements of cash flows

15

Notes to financial statements

16-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the sole director and stockholders of China Multimedia, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of China Multimedia, Inc. (the “Company”) as of September 30, 2009 and 2008, and the related statements of operations and comprehensive loss, stockholders’ (deficit) equity and cash flows for each of the two years in the period ended September 30, 2009, and for the period from inception on August 16, 2006 through September 30, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2009 and for the period from inception on August 16, 2006 through September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in note 1 to the financial statements, the Company is a development stage company and had an accumulated deficit as of September 30, 2009, which raises substantial doubt about its ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PKF

Certified Public Accountants

Hong Kong, China

December 28, 2009

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF SEPTEMBER 30, 2009 AND 2008

	As of	As of
	September 30,	September 30,
	2009	2008
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	187	47,695

Total assets	187	47,695

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accrued audit fee	5,237	4,118
Amount due to a stockholder (Note 8)	14,788	34,809

Total liabilities	20,025	38,927

Stockholders’ (deficit) equity
Common stock - US$0.001 par value (Note 4) :
Authorized 50,000,000 shares; 10,200,000 shares issued
and outstanding in 2009 and 1,200,000 shares issued
And outstanding in 2008	10,200	1,200
Additional paid-in capital	116,000	99,800
Accumulated deficit during the development stage	(146,099)	(92,291)
Accumulated other comprehensive income	61	59

Total stockholders’ (deficit) equity	(19,838)	8,768

Total liabilities and stockholders’ (deficit) equity	187	47,695

See accompanying notes to financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

AND FROM INCEPTION ON AUGUST 16, 2006 THROUGH SEPTEMBER 30, 2009

		For the	For the
	Cumulative	year ended	year ended
	total since	September 30,	September 30,
	inception	2009	2008
	US$	US$	US$

Revenue	7,737	7,737	-

Expenses
Formation expenses	778	-	-
General and administrative expenses	153,073	61,545	69,284

Loss from operations	(146,114)	(53,808)	(69,284)
Interest income	15	-	2

Loss before income taxes	(146,099)	(53,808)	(69,282)
Income taxes (Note 2)	-	-	-

Net loss	(146,099)	(53,808)	(69,282)

Other comprehensive income
Foreign currency translation adjustment	61	2	127

Comprehensive loss	(146,038)	(53,806)	(69,155)

Net loss per share :
Basic and diluted (Note 3)	(0.11)	(0.03)	(0.06)

Weighted average number of shares :
Basic and diluted	1,331,173	1,964,384	1,071,585

See accompanying notes to financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FROM INCEPTION ON AUGUST 16, 2006 THROUGH SEPTEMBER 30, 2009

				Accumulated
				deficit	Accumulated
	Common stock		Additional	during the	other
	No. of		paid-in	development	comprehensive
	shares	Amount	capital	period	income	Total
		US$	US$	US$	US$	US$

Issuance of common stock	1,000,000	1,000	-	-	-	1,000

Net loss	-	-	-	(23,009)	-	(23,009)

Foreign currency translation
adjustment	-	-	-	-	(68)	(68)

Balance, September 30, 2007	1,000,000	1,000		(23,009)	(68)	(22,077)

Issuance of common stock	200,000	200	99,800	-	-	100,000

Net loss	-	-	-	(69,282)	-	(69,282)

Foreign currency translation
adjustment	-	-	-	-	127	127

Balance, September 30, 2008	1,200,000	1,200	99,800	(92,291)	59	8,768

Share-based compensation for
issuance of restricted stocks	9,000,000	9,000	16,200	-	-	25,200

Net loss	-	-	-	(53,808)	-	(53,808)

Foreign currency translation
adjustment	-	-	-	-	2	2

Balance, September 30, 2009	10,200,000	10,200	116,000	(146,099)	61	(19,838)

See accompanying notes to financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

AND FROM INCEPTION ON AUGUST 16, 2006 THROUGH SEPTEMBER 30, 2009

	Cumulative	Year ended	Year ended
	total since	September 30,	September 30,
	inception	2009	2008
	US$	US$	US$
Cash flows from operating activities

Net loss	(146,099)	(53,808)	(69,282)
Adjustment to reconcile net loss to net cash used in operating activities:
Share-based compensation	25,200	25,200	-
Change in liability:
Accrued audit fee	5,237	1,119	903

Net cash used in operating activities	(115,662)	(27,489)	(68,379)

Cash flows from financing activities

Proceeds from issuance of common stock	101,000	-	100,000
Advances from (repayment to) a stockholder	14,788	(20,021)	15,082

Net cash provided by (used in) financing activities	115,788	(20,021)	115,082

Effect of rate change on cash and cash equivalents	61	2	127

Net change in cash and cash equivalents	187	(47,508)	46,830

Cash and cash equivalents, beginning of period/year	-	47,695	865

Cash and cash equivalents, end of period/year	187	187	47,695

Cash paid for :
Income taxes	-	-	-
Interest	-	-	-

See accompanying notes to financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2009

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

On September 26, 2008, the Company entered into a service agreement with Century Health Medical Limited (“CHML”) pursuant to which the Company shall provide CHML with an affordable website template that is suitable to its business.  The Company completed the services and received the payment for the services before December 31, 2008.

The Company has not introduced any clients to DNAF and generated limited revenue of US$7,737 from the provision of services to CHML and is a development stage company during the reporting periods.

Basis of preparation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Continuance of operations

These financial statements are prepared on a going concern basis, which have considered the realization of assets and satisfaction of liabilities in the Company's normal course of business.  As of September 30, 2009, the Company had accumulated deficit during the development stage of US$146,099, which raised substantial doubt about the Company’s ability to continue as a going concern.

Management plans on the continuation of the Company as a going concern include financing the Company’s existing and future operations through additional issuance of common stock and/or advances from a stockholder and seeking for profitable business opportunities including the service agreement with DNAF.  However, the Company has no assurance with respect to these plans.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Revenue recognition

The Company recognizes revenue from provision of services when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, the services have been provided to customers, the sales price is fixed or determinable, no significant unfulfilled obligations exist and collectability is reasonably assured.

Cash and cash equivalents

Cash and cash equivalents comprise highly liquid investments with original maturity of three months or less.  As of September 30, 2009, cash and cash equivalents consisted of bank balances of US$187 denominated in Hong Kong dollar (“HKD”).

Concentration of risk

The Company maintains a HKD savings account with a commercial bank in Hong Kong, which is financial instrument that are potentially subject to concentration of credit risk.  During the reporting periods, the Company did not engage in any hedging activities.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations and comprehensive loss in the period that includes the enactment date.

Foreign currency transactions and translation

The Company keeps cash and cash equivalents and incurred expenses in HKD during the reporting periods and thus HKD is considered to be the functional currency.  Transactions denominated in currencies other than HKD are translated into HKD at the applicable rates of exchange prevailing at the dates of the transactions.  Monetary assets and liabilities denominated in other currencies are translated into HKD at the rates of exchange prevailing at the balance sheet date.  Exchange gains and losses are included in the determination of net loss.

For financial reporting purposes, HKD has been translated into United States dollar (“US$”) as the reporting currency.  Assets and liabilities are translated into US$ at the exchange rate in effect at the period end.  Income and expenses are translated at average exchange rate prevailing during the period.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ (deficit) equity as “Accumulated other comprehensive income”.  Gains and losses resulting from foreign currency translation are included in other comprehensive loss.

Conversion of amounts from HKD into US$ has been made at the exchange rate of US$1.00 = HK$7.759 for the year ended September 30, 2009 and US$1.00 = HK$7.7504 as of September, 30, 2009, respectively.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and the accompanying notes during the reporting periods.  Actual results could differ from these estimates.

Stock-based compensation

The Company adopted the fair value method of accounting for share-based compensation.

Fair value of common stock granted is determined using cash flow forecasting model.  Under this model, certain assumptions, including the discount rate, political and legal conditions, availability of finance, future revenue and expenses and credit risk issue are required to determine the fair value of the common stock.  If different assumptions had been used, the fair value of the common stock would have been different from the amount the Company computed and recorded, which would have resulted in either an increase or decrease in the compensation expense.

Fair values of financial instruments

Financial instruments include cash and cash equivalents and accrued audit fee.  Management of the Company does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments.  The respective carrying values of financial instruments approximate their fair values.  Fair values of these financial instruments approximate the carrying values since they are short-term in nature or they are receivable or payable on demand.

Recently issued accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No.168 “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.”  The Accounting Standards Codification (“ASC”) combines all authoritative standards into a comprehensive, topically organized online database.  Following this Statement, which is now included in ASC Topic 105, “Generally Accepted Accounting Principles”, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASU”) to update the ASC. Since the launch of the ASC on July 1, 2009, only one level of authoritative U.S. GAAP for non-governmental entities exists, other than guidance issued by the Securities and Exchange Commission.  This Statement became effective for the Company’s annual reporting periods ending after September 15, 2009 and did not have a material impact on the Company’s financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, or FSP FAS No. 157-1, now included in ASC Topic 820, “Fair Value Measurements and Disclosures”. FSP FAS No. 157-1 provides a scope exception from Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) for the evaluation criteria on lease classification and capital lease measurement under SFAS No. 13, “Accounting for Leases” and other related accounting pronouncements.  The adoption of SFAS No. 157-1 is not expected to have a material impact on the Company’s financial statements.

In February 2008, the FASB issued FSP FAS No. 157-2 “Effective Date of FASB Statement No. 157”, or FSP FAS No. 157-2, now included in ASC Topic 820, “Fair Value Measurements and Disclosures”, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities.  FSP FAS No. 157-2 will become effective for the Company on October 1, 2009.  The adoption of SFAS No. 157-2 is not expected to have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1 “Interim Disclosures about Fair Value of Financial Instruments”, or FSP FAS No. 107-1 and APB No. 28-1, now included in ASC Topic 825, “Financial Instruments”. FSP FAS No. 107-1 and APB No. 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS No. 107-1 and APB No. 28-1 has no material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2 “Recognition of Other-Than-Temporary Impairments”, or FSP FAS No. 115-2 and FAS No. 124-2, now included in ASC Topic 820, “Fair Value Measurements and Disclosures”. FSP FAS No. 115-2 and FAS No. 124-2 amends the other-than-temporary impairment guidance in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, for debt securities and the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS No. 115-2 and FAS No. 124-2 has no material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP No. 157-4 “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”, or FSP No. 157-4, now included in ASC Topic 815, “Derivatives and Hedging”. FSP No. 157-4 clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. FSP No. 157-4 identifies factors to be considered when determining whether or not a market is inactive. FSP No. 157-4 would be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of FSP No. 157-4 has no material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, or FSP No. 141R-1, now included in ASC Topic 805, “Business Combinations”. FSP No. 141R-1 amends the provisions in SFAS No. 141 (Revised) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP No. 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141 (Revised) and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies. FSP No. 141R-1 is effective for contingent assets and contingent liabilities acquired in evaluating the impact of SFAS No. 141 (Revised). The adoption of FSP No. 141R-1 has no material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events”, or SFAS No. 165, now included in ASC Topic 855, “Subsequent Events”, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No.165 is effective after June 15, 2009. The adoption of SFAS No. 165 has no material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”, or SFAS No. 166, now included in ASC Topic 860, “Transfers and Servicing”. SFAS No. 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of SFAS No. 166 has no material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”, or SFAS No. 167, now included in ASC Topic 810, “Consolidation”, which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS No. 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS No. 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS No. 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of SFAS No. 167 is not expected to have a material impact on the Company’s financial statements.

In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value”, or ASU 2009-05. ASU 2009-05 provides additional guidance for measuring the fair value of liabilities and clarifies that the quoted price for the identical liability, when traded as an asset in an active market, is a Level 1 measurement, providing there are no adjustments to the quoted price. Alternatively, when no quoted price is available, ASU 2009-05 affirms the use of other valuation techniques outlined in SFAS No. 157. ASU 2009-05 is effective for the first interim or annual reporting period beginning after its issuance. The adoption of ASU 2009-05 is not expected to have a material impact on the Company’s financial statements.

In September 2009, the FASB issued ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”, or ASU 2009-12. ASU 2009-12 amends SFAS No. 157 to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). ASU 2009-12 also requires new disclosures, by major category of investments, about the attributes of investments within the scope of this amendment to the Codification. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. Early adoption is permitted. The adoption of ASU 2009-12 is not expected to have a material impact on the Company’s financial statements.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements”, or ASU 2009-13. AUS 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. AUS 2009-13 is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company is currently evaluating the impact of the adoption of ASU 2009-13 on its financial statements.

In October 2009, the FASB issued ASU 2009-14, “Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements”, or ASU 2009-14. ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Under ASU 2009-14, tangible products containing software and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in ASC Topic 985-605, “Software – Revenue Recognition”. In addition, hardware components of a tangible product containing software component are always excluded from the software revenue guidance. ASU 2009-14 is effective prospectively for revenue arrangement entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of ASU 2009-14 is not expected to have a material impact on the Company’s financial statements.

2.

INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows :-

	Cumulative	Year ended	Year ended
	total since	September 30,	September 30,
	inception	2009	2008
	US$	US$	US$

Loss before income taxes	(146,099)	(53,808)	(69,282)

Expected benefit at statutory rate of 15%	(21,914)	(8,071)	(10,392)
Valuation allowance	21,914	8,071	10,392

	-	-	-

Recognized deferred income tax asset is as follows :-

	As of	As of
	September 30,	September 30,
	2009	2008
	US$	US$

Operating losses available for future periods	21,914	13,843
Valuation allowance	(21,914)	(13,843)

	-	-

As of September 30, 2009, the Company had incurred operating losses of US$146,099 which, if unutilized, will expire through to 2029.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

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

On August 31, 2009, 9,000,000 shares of common stock of US$0.001 par value totaling US$9,000 were issued to the director for his past services rendered to the Company (Note 5).

5.

SHARE-BASED COMPENSATION

On August 31, 2009, the Company issued 9,000,000 shares of restricted common stock to the Company’s director for his past services rendered to the Company.  The director vested in his right under the restricted shares on the date of grant.

The fair value of common stock granted was determined using cash flow projection based on financial budgets approved by the management covering a fifteen-year period.  The Company assumed the annual growth rate and interest rate to be 5.5% and 5% respectively for the cash flow projection.

The Company estimated the fair value of the Company’s common stock on August 31, 2009 to be US$0.0028 per share.  Accordingly, the Company recorded non-cash share-based compensation expense of US$25,200 for the year ended September 30, 2009, which was included in general and administrative expenses.

As of September 30, 2009, there was no unrecognized stock-based compensation costs associated with these restricted shares granted to the director.

6.

STOCK INCENTIVE PLAN

The Company has not established any stock incentive plan since its incorporation.

7.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of September 30, 2009 and 2008.

8.

RELATED PARTY TRANSACTIONS

A stockholder, who is also the director, advanced US$34,809 to the Company to finance its working capital from inception on August 16, 2006 through September 30, 2009 and the Company repaid US$20,021 to the stockholder during the said period. As of September 30, 2009, the Company owed US$14,788 to the stockholder. The advances are interest-free, unsecured and repayable on demand.

On April 1, 2008, the Company entered into a sublease agreement with a company in which the director has a beneficial interest, to sublease a portion of the office premises leased by the related company at a monthly rent of HK$20,000.  Rental expenses paid during the year ended September 30, 2009 and from inception on August 16, 2006 through September 30, 2009 amounted to US$15,478 and US$30,876 respectively.  The agreement was terminated with effect from April 1, 2009.

9.

SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through December 28, 2009, the date these financial statements were issued, and determined that there were no subsequent events or transactions that require recognition or disclosures in the financial statements.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the fiscal year ended September 30, 2009, there were no disagreements with our accountants on accounting and financial disclosure.

ITEM 9A(T).    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean the company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

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

Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2009 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of September 30, 2009, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

There was no change in the Company's internal control over financial reporting during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

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

Name	Age	Position	Director or Officer Since
Wilson Cheung	35	President, Chief Executive Officer, Chief Financial Officer, Director	August 2006
Vivian Wing Yee Poon	27	Secretary	February 2008

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and director, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, during the fiscal year ended September 30, 2009, all Section 16(a) filing requirements applicable to its officers, director and 10% stockholders were satisfied.

Code of Ethics

The Company does not have a code of ethics, and the current management has not yet adopted a code of ethics. The Company intends to adopt a code of ethics in the near future.

ITEM 11.

EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth, for the years indicated, all compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s chief executive officer , chief financial officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

Summary Compensation Table

						Non-Equity	Non-qualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)
Wilson Kin Cheung, CEO, CFO	2009 2008	$nil $nil	-- --	25,200(1) --	-- --	-- --	-- --	-- --	$25,200 $nil

(1)

This amount represents 9,000,000 shares of the Company’s common stock that were issued in exchange for services rendered as an officer and director of the Company, which services were valued at $25,200, based on the share price of $0.0028 for the 9,000,000 shares of common stock at the grant date.

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the fiscal year ended September 30, 2009.

Equity Compensation Plan Information

The Company currently does not have any equity compensation plans.

Director Compensation

We do not currently compensate our directors for their services as directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred with attending board or committee meetings.

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended September 30, 2009.

Change in
	Fees				Pension
	Earned			Non-Equity	Value and
	And			Incentive	Non-qualified
	Paid in	Stock	Option	Plan	Compensation	All other
Name and	Cash	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	($)	($)	($)	(#)	($)	($)	($)

Wilson Kin Cheung	$nil	25,200(1)	--	--	--	--	$25,200

(1)

This amount represents 9,000,000 shares of the Company’s common stock that were issued in exchange for services rendered as an officer and director of the Company, which services were valued at $25,200, based on the share price of $0.0028 for the 9,000,000 shares of common stock at the grant date.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 28, 2009, the ownership of each person known by the Company to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Registrant except as may be otherwise noted.

Title of Class	Name	Number of Shares Beneficially Owned	Percent of Class

Common	Josephine Wai Wai Cheung	1,000,000	9.8%

Security Ownership of Management

The following table sets forth, as of December 28, 2009, the ownership of each executive officer and director of the Company, and of all executive officers and directors of the Registrant as a group. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Company except as may be otherwise noted.

Title of Class	Name	Number of Shares Beneficially Owned	Percent of Class

Common	Wilson Cheung (1)	8,640,000	84.71%
Common	All Officers and Director as a Group (1 in number)	8,640,000	84.71%

(1)

Officer or Director of the Company

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

CMI currently operates from limited office space provided by Easterly Financial Investment Limited (“Easterly”), a company with which our chief executive officer and director is affiliated. Easterly is located at Room 2213-14, 22nd Floor, Jardine House, 1 Connaught Place, Central, Hong Kong.  During the period from inception on August 16, 2006 to March 31, 2008, we did not pay any rent for the use of the office space provided by Easterly.  Beginning on April 1, 2008, the Company started paying a monthly rental fee of $2,564 (equivalent to HKD 20,000). The sublease agreement was terminated on March 31, 2009.  Currently the CMI does not pay any rent to Easterly for use of the office space provided by Easterly.

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

Aside from the foregoing, there were no material transactions, or series of similar transactions, during our Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

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

5.

is employed, or who has a family member who is employed, as an executive officer of another company whose compensation committee includes any executive officer of the listed company; or is, or has a family member who is, a current partner of the company’s outside auditor, or was a partner or employee of the company’s outside auditor who worked on the company’s audit.

Based upon the foregoing criteria, our Board of Directors has determined that Wilson Kin is not an independent director under these rules as he is also employed by the Company as its Chief Executive Officer, Chief Financial Officer, and President.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed and billable by PKF Hong Kong, Certified Public Accountants, CMI’s independent auditors, for the audit of CMI’s annual financial statements and reviews of quarterly financial statements for the years ended September 30, 2009 and 2008 were $9,503 and $9,138 respectively.

Audit Related Fees

PKF Hong Kong, Certified Public Accountants, did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2009 and 2008.

Tax Fees

PKF Hong Kong, Certified Public Accountants, did not bill the Company any amount for tax compliance, advice and planning for the fiscal years ended 2009 and 2008.

All Other Fees

PKF Hong Kong, Certified Public Accountants, did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2009 and 2008.

Audit Committees Pre-approval Policies and Procedures

The Company does not have an audit committee per se. The current board of directors functions as the audit committee.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Audited Financial Statements for Fiscal Year Ended September 30, 2009.

(b)

Exhibits.

3.1	A Articles of Incorporation (herein incorporated by reference from filing on Form 10SB12G/A filed by CMI on April 25, 2007.)
3.2	3.2 Bylaws (herein incorporated by reference from filing on Form 10SB12G/A filed by CMI on April 25, 2007.)
3.1(ii)	Bylaws of China RuiTai International Holdings Co., Ltd. (incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on November 9, 2007)
10.1	Contract with DNA Financial Systems signed on December 11, 2006 (incorporated by reference from exhibit to Form 10-SB filed with the Securities and Exchange Commission on January 5, 2008.)
10.2

Service Agreement dated September 26, 2008, by and between Century Health Medical Limited and China Multimedia, Inc. (incorporated by reference from exhibit to Form 10-KSB filed with the Securities and Exchange Commission on December 30, 2008.)

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

Date: December 29, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Wilson Cheung

Wilson Cheung, Chief Executive Officer

Date: December 29, 2009

By: /s/ Wilson Cheung

Wilson Cheung, Chief Financial Officer

Date: December 29, 2009

By: /s/ Wilson Cheung

Wilson Cheung, Director

Date: December 29, 2009