Form 10-Q
period 2009-12-31
CHINA MULTIMEDIA, INC.
filed 2010-02-12
CIK 1385211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

As of February 11, 2010, there were 10,200,000 shares of voting common stock, $0.001 par value, of China Multimedia, Inc. issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements of China Multimedia, Inc., a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of China Multimedia, Inc., as included in its Form 10-K for the fiscal year ended September 30, 2009.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009

Index to financial statements

Page
Condensed balance sheets	4
Condensed statements of operations and comprehensive loss	5
Condensed statements of cash flows	6
Notes to condensed financial statements	7 -12

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2009 AND SEPTEMBER 30, 2009

	As of	As of
	December 31,	September 30,
	2009	2009
	(Unaudited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	90	187

Total assets	90	187

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued audit fee	5,234	5,237
Amount due to a stockholder (Note 10)	18,500	14,788

Total liabilities	23,734	20,025

Stockholders’ deficit
Common stock - US$0.001 par value (Note 6) :
Authorized 50,000,000 shares; 10,200,000 shares issued
and outstanding in 2009	10,200	10,200
Additional paid-in capital	117,008	116,000
Accumulated deficit during the development stage	(150,927)	(146,099)
Accumulated other comprehensive income	75	61

Total stockholders’ deficit	(23,644)	(19,838)

Total liabilities and stockholders’ deficit	90	187

See accompanying notes to condensed financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

AND FROM INCEPTION ON AUGUST 16, 2006 THROUGH DECEMBER 31, 2009

	Cumulative	For the three months
	total since	ended December 31,
	inception	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$

Revenue	7,737	-	7,737

Expenses
Formation expenses	778	-	-
General and administrative expenses	157,901	4,828	11,874

Loss from operations	(150,942)	(4,828)	(4,137)
Interest income	15	-	-

Loss before income taxes	(150,927)	(4,828)	(4,137)
Income taxes (Note 4)	-	-	-

Net loss	(150,927)	(4,828)	(4,137)

Other comprehensive income
Foreign currency translation adjustment	75	14	21

Comprehensive loss	(150,852)	(4,814)	(4,116)

Net loss per share :
Basic and diluted (Note 5)	(0.08)	(0.00)	(0.00)

Weighted average number of outstanding shares :
Basic and diluted	1,992,382	10,200,000	1,200,000

See accompanying notes to condensed financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

AND FROM INCEPTION ON AUGUST 16, 2006 THROUGH DECEMBER 31, 2009

	Cumulative	For the three months
	total since	ended December 31,
	inception	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$
Cash flows from operating activities :
Net loss	(150,927)	(4,828)	(4,137)
Adjustment to reconcile net loss to net cash
used in operating activities :
Share-based compensation	26,208	1,008	-
Change in assets and liabilities :
Accounts receivable	-	-	(7,741)
Accrued audit fee	5,234	(3)	269

Net cash used in operating activities	(119,485)	(3,823)	(11,609)

Cash flows from financing activities :
Proceeds from issuance of common stock	101,000	-	-
Advances from a stockholder	18,500	3,712	11,648

Net cash provided by financing activities	119,500	3,712	11,648

Effect of exchange rate changes on cash
and cash equivalents	75	14	21

Net change in cash and cash equivalents	90	(97)	60

Cash and cash equivalents, beginning of period	-	187	47,695

Cash and cash equivalents, end of period	90	90	47,755

Cash paid for :
Income taxes	-	-	-
Interest	-	-	-

See accompanying notes to condensed financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2009 (UNAUDITED)

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

2.

BASIS OF PRESENTATION

The accompanying condensed financial statements are unaudited.  These condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such SEC rules and regulations.  Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009 which was filed with the SEC on December 29, 2009.

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

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Continuance of operations

These condensed financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business.  As of December 31, 2009, the Company had accumulated deficit of US$150,927, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents

Cash equivalents comprise highly liquid investments with original maturity of three months or less.  As of December 31, 2009, cash and cash equivalents consisted of bank balance of US$90 denominated in Hong Kong dollars (“HKD”).

Concentration of risk

The Company maintains a HKD savings account with a commercial bank in Hong Kong, which is financial instrument that is potentially subject to concentration of credit risk.  During the reporting periods, the Company did not engage in any hedging activities.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets are reduces by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations and comprehensive loss in the period that includes the enactment date.

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

For financial reporting purposes, HKD has been translated into United States dollars (“US$”) as the reporting currency.  Assets and liabilities are translated into US$ at the exchange rate in effect at the period end.  Income and expenses are translated at average exchange rate prevailing during the period.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency translation are included in other comprehensive income.

Conversion of amounts from HKD into US$ has been made at the exchange rate of US$1.00 = HK$7.75165 for the three months ended December 31, 2009 and US$1.00 = HK$7.7551 as of December 31, 2009.

Use of estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed financial statements and the accompanying notes during the reporting periods.  Actual results could differ from those estimates.

Share-based compensation

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

Recently issued accounting pronouncements

In December 2007, the FASB issued ASC Topic 810, “Consolidation”, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will apply to the Company’s financial statements starting in its fiscal year beginning on October 1, 2009. The adoption of ASC Topic 810 has no material impact on the Company’s financial statements.

In April 2008, the FASB issued ASC Topic 350, “Intangibles-Goodwill and Other”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). ASC Topic 350 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(Revised) and other U.S. GAAP. ASC Topic 350 is effective for fiscal years beginning after December 15, 2008 which means that it will be effective for the Company’s fiscal year beginning on October 1, 2009. Early adoption is prohibited. The adoption of ASC Topic 350 has no material impact on the Company’s financial statements.

In April 2009, the FASB issued ASC Topic 805, “Business Combinations”, which amends the provisions in SFAS No. 141 (Revised) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. ASC Topic 805 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141 (Revised) and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies. ASC Topic 805 is effective for contingent assets and contingent liabilities acquired in evaluating the impact of SFAS No. 141 (Revised). The adoption of ASC Topic 805 has no material impact on the Company’s financial statements.

In April 2009, the FASB issued an amendment to ASC Topic 805, “Business Combinations”, which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The topic also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This amendment to ASC Topic 805 is effective to be adopted by the Company for business acquisitions for which the acquisition date is on or after October 1, 2009. The adoption of the amendment to ASC Topics 805 has no material impact on the Company’s financial statements.

In June 2009, the FASB issued ASC Topic 860, “Transfers and Servicing”, which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flow; and a transferor’s continuing involvement, if any, in transferred financial assets. ASC Topic 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of ASC Topic 860 has no material impact on the Company’s financial statements.

In June 2009, the FASB issued an amendment to ASC Topic 810, “Consolidation”, which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. ASC Topic 810 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, ASC Topic 810 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. The amendment to ASC Topic 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of the amendment to ASC Topic 810 has no material impact on the Company’s financial statements.

In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value”, or ASU 2009-05. ASU 2009-05 provides additional guidance for measuring the fair value of liabilities and clarifies that the quoted price for the identical liability, when traded as an asset in an active market, is a level 1 measurement, providing there are no adjustments to the quoted price. Alternatively, when no quoted price is available, ASU 2009-05 affirms the use of other valuation techniques outlined in SFAS No. 157. ASU 2009-05 is effective for the first interim or annual reporting period beginning after its issuance. The adoption of ASU 2009-05 has no material impact on the Company’s financial statements.

In September 2009, the FASB issued ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”, or ASU 2009-12. ASU 2009-12 amends SFAS No. 157 to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). ASU 2009-12 also requires new disclosures, by major category of investments, about the attributes includes of investments within the scope of this amendment to the Codification. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. Early adoption is permitted. The adoption of ASU 2009-12 has no material impact on the Company’s financial statements.

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

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”, or ASU 2010-06. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

•

A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

•

In the reconciliation for fair value measurements using significant unobservable inputs, a report entity should present separately information about purchases, sales, issuances, and settlements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the impact of the adoption of ASU 2010-06 on its financial statements.

4.

INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows:-

	Cumulative	For the three months
	total since	ended December 31,
	inception	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$

Loss before income taxes	(150,927)	(4,828)	(4,137)

Expected benefit at statutory rate of 15%	(22,639)	(724)	(621)
Valuation allowance	22,639	724	621

	-	-	-

Recognized deferred income tax asset is as follows:-

	As of	As of
	December 31,	September 30,
	2009	2009
	(Unaudited)	(Audited)
	US$	US$

Operating losses available for future periods	22,639	21,914
Valuation allowance	(22,639)	(21,914)

	-	-

As of December 31, 2009, the Company had incurred operating losses of US$150,927 which, if unutilized, will expire through to 2029.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

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

On August 31, 2009, 9,000,000 shares of common stock of US$0.001 par value totaling US$9,000 were issued to the director for his past services rendered to the Company (Note 7).

7.    SHARE-BASED COMPENSATION

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

On November 13, 2009, the Company’s director transferred 360,000 shares to certain third parties for their advisory and administrative services rendered to the Company. The Company estimated the fair value of the Company’s common stock on November 13, 2009 to be US$0.0028 per share by reference to the cash flow projection as stated above. Accordingly, the Company recorded non-cash share-based compensation expense of US$1,008 for the three months ended December 31, 2009, which was included in general and administrative expenses.

8.

STOCK INCENTIVE PLAN

The Company has not established any stock incentive plan since its incorporation.

9.

  COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of December 31, 2009.

10.

RELATED PARTY TRANSACTIONS

The majority stockholder, who is also the director, advanced US$18,500 and US$3,712 to the Company to finance its working capital from inception on August 16, 2006 through December 31, 2009 and for the three months ended December 31, 2009, respectively.  The advances are interest-free, unsecured and repayable on demand.

On April 1, 2008, the Company entered into a sublease agreement with a company in which the director has a beneficial interest, to sublease a portion of the office premises leased by the related company at a monthly rent of HK$20,000.  Rental expenses paid from inception on August 16, 2006 through December 31, 2009 amounted to US$30,876.  The agreement was terminated with effect from April 1, 2009. The Company had no rental expenses during the three months ended December 31, 2009 and 2008.

11.

SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through February 11, 2010, the date these financial statements were issued, and determined that there were no subsequent events or transactions that require recognition or disclosures in the financial statements.

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

Overview

China Multimedia, Inc. (the “Company”, “CMI”, or “We”) was incorporated in the State of Nevada on August 16, 2006.  We are a development stage company established to: 1) provide web design solutions to companies; and 2) introduce potential business opportunities to business partners. To date, the Company’s business activities have consisted of developing its business plan, raising initial capital, and signing two agreements for the provision of the Company’s services.  We have earned limited revenue from our business operations.

Web Design Solutions

CMI provides cost-effective web design solutions for small and medium-sized business enterprises throughout Hong Kong. CMI’s goal is to assist potential clients with establishing or maintaining websites which allow the clients to promote their Internet presence. Websites provide a vehicle for businesses to post information about their company onto the Internet, thereby reaching the global market. In the current market, many companies are attempting to establish an online presence without spending or committing a substantial amount of capital or time.

On September 26, 2008, we entered into a Service Agreement with Century Health Medical Limited (“CHML”), a PRC company, pursuant to which CMI agreed to assist CHML with the development of its website.  As consideration for our services, CHML paid us a fee of US$7,700.  The term of the Service Agreement was from September 26, 2008 through December 31, 2008. As of September 30, 2009, the Company had completed rendering the services to CHML. As consideration for our services, CHML paid us a fee of approximately US$7,700. The foregoing description of Service Agreement does not purport to be complete and is qualified in its entirety by reference to the Service Agreement which was filed as Exhibit 10.2 to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on December 30, 2008, and is hereby incorporated by reference.

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

Plan of Operations in the next 12 months

For the fiscal year ending September 30, 2010, the Company expects to continue with its efforts to develop its Web Design Solutions Business and its Business Opportunities Program. The Company has minimal cash and has earned limited revenue from its business operations.  The Company recorded a net loss of $4,828 for the three months ended December 31, 2009, compared to a net loss of $4,137 for the three months ended December 31, 2008.  There is no assurance that we will achieve or sustain profitability on an annual or quarterly basis. Because the Company has been a development stage company since inception and has generated limited revenues; the Company operates with minimal overhead.  The Company will need to raise additional funds, either in the form of an advance or an equity investment by the Company's President; or in the form of equity investment by outside investors, or some combination of each.

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

Liquidity and Capital Resources

As of December 31, 2009, the Company remains in the development stage. As of December 31, 2009, the Company's balance sheet reflects current and total assets of $90 in the form of cash and cash equivalents, current liabilities and stockholders’ deficit of $23,734 and $23,644 respectively and accumulated deficit during the development stage of $150,927.  The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities. The Company has no agreement in place with its stockholders or other persons to pay expenses on its behalf, but it is currently anticipated that the Company will rely on loans from the director, Mr. Wilson Cheung, to pay any daily operating expenses prior to any fund raising exercise. The Company anticipates that this arrangement will not change until the Company is able to consummate a business transaction.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CHINA MULTIMEDIA, INC.

By: /s/ Wilson Cheung

Wilson Cheung, President, Chief Financial Officer and Director

Date: February 12, 2010