Form 10-Q
period 2010-03-31
CHINA MULTIMEDIA, INC.
filed 2010-05-17
CIK 1385211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
[X] Yes [ ] No

As of May 10, 2010, there were 10,200,000 shares of voting common stock, $0.001 par value, of China Multimedia, Inc. issued and outstanding.

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

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010

Index to condensed financial statements

Condensed balance sheets

3

Condensed statements of operations and comprehensive loss

4

Condensed statements of cash flows

5

Notes to condensed financial statements

6 - 11

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2010 AND SEPTEMBER 30, 2009

	As of	As of
	March 31,	September 30,
	2010	2009
	(Unaudited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	1,320	187

Total assets	1,320	187

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued audit fee	2,318	5,237
Amount due to a stockholder (Note 10)	25,945	14,788

Total liabilities	28,263	20,025

Stockholders’ deficit
Common stock - US$0.001 par value (Note 6) :
Authorized 50,000,000 shares; 10,200,000 shares issued
and outstanding in 2010 and 2009	10,200	10,200
Additional paid-in capital	117,008	116,000
Accumulated deficit during the development stage	(154,257)	(146,099)
Accumulated other comprehensive income	106	61

Total stockholders’ deficit	(26,943)	(19,838)

Total liabilities and stockholders’ deficit	1,320	187

See accompanying notes to condensed financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

AND FROM INCEPTION ON AUGUST 16, 2006 THROUGH MARCH 31, 2010

	For the three months ended March 31,		For the six months ended March 31,		Cumulative total since
	(Unaudited)		(Unaudited)		inception
	2010	2009	2010	2009	(Unaudited)
	US$	US$	US$	US$	US$

Revenue	-	-	-	7,737	7,737

Expenses
Formation expenses	-	-	-	-	778
General and administrative expenses	3,330	13,508	8,158	25,382	161,231

Loss from operations	(3,330)	(13,508)	(8,158)	(17,645)	(154,272)
Interest income	-	-	-	-	15

Loss before income taxes	(3,330)	(13,508)	(8,158)	(17,645)	(154,257)
Income taxes (Note 4)	-	-	-	-	-

Net loss	(3,330)	(13,508)	(8,158)	(17,645)	(154,257)

Other comprehensive (loss) income
Foreign currency translation
adjustment	31	(8)	45	13	106

Comprehensive loss	(3,299)	(13,516)	(8,113)	(17,632)	(154,151)

Net loss per share :
Basic and diluted (Note 5)	(0.00)	(0.01)	(0.00)	(0.01)	(0.06)

Weighted average number of outstanding shares :
Basic and diluted	10,200,000	1,200,000	10,200,000	1,200,000	2,550,302

See accompanying notes to condensed financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009

AND FROM INCEPTION ON AUGUST 16, 2006 THROUGH MARCH 31, 2010

	For the six months ended March 31,		Cumulative total since
	(Unaudited)		inception
	2010	2009	(Unaudited)
	US$	US$	US$
Cash flows from operating activities :
Net loss	(8,158)	(17,645)	(154,257)
Adjustment to reconcile net loss to net cash
used in operating activities :
Share-based compensation	1,008	-	26,208
Change in liability :
Accrued audit fee	(2,919)	(2,957)	2,318

Net cash used in operating activities	(10,069)	(20,602)	(125,731)

Cash flows from financing activities :
Proceeds from issuance of common stock	-	-	101,000
Advances from(repayment to) a stockholder	11,157	(25,179)	25,945

Net cash provided by(used in) financing activities	11,157	(25,179)	126,945

Effect of exchange rate changes on cash and cash equivalents	45	13	106

Net change in cash and cash equivalents	1,133	(45,768)	1,320

Cash and cash equivalents, beginning of period	187	47,695	-

Cash and cash equivalents, end of period	1,320	1,927	1,320

Cash paid for :
Income taxes	-	-	-
Interest	-	-	-

See accompanying notes to condensed financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

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

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Continuance of operations

These condensed financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business.  As of March 31, 2010, the Company had accumulated deficit of US$154,257, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents

Cash equivalents comprise highly liquid investments with original maturity of three months or less.  As of March 31, 2010, cash and cash equivalents consisted of bank balance of US$1,320 denominated in Hong Kong dollars (“HKD”).

Concentration of risk

The Company maintains a HKD savings account with a commercial bank in Hong Kong, which is financial instrument that is potentially subject to concentration of credit risk.  During the reporting periods, the Company did not engage in any hedging activities.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates in recognized in the statement of operations and comprehensive loss in the period that includes the enactment date.

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

Foreign currency transactions and translation (cont’d)

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

Conversion of amounts from HKD into US$ has been made at the exchange rate of US$1.00 = HK$7.7639 for the six months ended March 31, 2010 and US$1.00 = HK$7.7647 as of March 31, 2010.

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

Recently issued accounting pronouncements

Accounting for Transfers of Financial Assets (Included in amended Topic ASC 860 “Transfers and Servicing”, previously SFAS No. 166, “Accounting for Transfers of Financial Assets - an Amendment of Financial Accounting Standard Board (“FASB”) Statement No. 140.”). The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The adoption of this amended topic has no material impact on the Company’s financial statements.

Recently issued accounting pronouncements (cont’d)

Consolidation of Variable Interest Entities - Amended (Included in amended Topic ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”). The amended topic requires an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The adoption of this amended topic has no material impact on the Company’s financial statements.

The FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU update on the Company’s financial statements.

The FASB issued ASU No. 2010-06 “Improving Disclosures about Fair Value Measurements”. The ASU amends previously issued authoritative guidance and requires new disclosures and clarifies existing disclosures and is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. As this requires only additional disclosures, the guidance will have no impact on our financial position or results of operations.

The FASB issued ASU No. 2010-02, “Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification”. This amendment affects entities that have previously adopted Topic 810-10 (formally SFAS 160). It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The adoption of this ASU update has no material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, which amends FASB ASC Topic 855, Subsequent Events. The update provides that SEC filers, as defined in ASU 2010-09, are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The update also requires SEC filers to evaluate subsequent events through the date the financial statements are issued rather than the date the financial statements are available to be issued. The Company adopted ASU 2010-09 upon issuance. This update had no material impact on the financial position, results of operations or cash flows of the Company.

4.

INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows:-

	For the three months ended March 31		For the six months ended March 31,		Cumulative total since
	(Unaudited)		(Unaudited)		inception
	2010	2009	2010	2009	(Unaudited)
	US$	US$	US$	US$	US$

Loss before income taxes	(3,330)	(13,508)	(8,158)	(17,645)	(154,257)

Expected benefit at statutory rate of 15%	(500)	(2,026)	(1,224)	(2,647)	(23,138)
Valuation allowance	500	2,026	1,224	2,647	23,138

Income taxes	-	-	-	-	-

Recognized deferred tax asset is as follows:-

	As of	As of
	March 31,	September 30,
	2010	2009
	(Unaudited)	(Audited)
	US$	US$

Operating losses available for future periods	500	21,914
Valuation allowance	(500)	(21,914)

	-	-

As of March 31, 2010, the Company had incurred operating losses of US$154,257 which, if unutilized, will expire through to 2029.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

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

As of March 31, 2010, there was no unrecognized stock-based compensation costs associated with these restricted shares granted to the director.

8.

STOCK INCENTIVE PLAN

The Company has not established any stock incentive plan since its incorporation.

9.

  COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of March 31, 2010.

10.

RELATED PARTY TRANSACTIONS

The majority stockholder, who is also the director, advanced US$25,945 and US$7,445 to the Company to finance its working capital from inception on August 16, 2006 through March 31, 2010 and for the three months ended March 31, 2010, respectively.  The advances are interest-free, unsecured and repayable on demand.

On April 1, 2008, the Company entered into a sublease agreement with a company in which the director has a beneficial interest, to sublease a portion of the office premises leased by the related company at a monthly rent of HK$20,000.  Rental expenses paid from inception on August 16, 2006 through December 31, 2009 amounted to US$30,876.  The agreement was terminated with effect from April 1, 2009. The Company had no rental expenses during the six months ended March 31, 2010.

11.

SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and determined that there were no subsequent events or transactions that require recognition or disclosures in the financial statements.

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

Plan of Operations in the next 6 months

For the fiscal year ending September 30, 2010, the Company expects to continue with its efforts to develop its Web Design Solutions Business and its Business Opportunities Program. The Company has minimal cash and has earned limited revenue from its business operations.  The Company recorded a net loss of $3,330 for the three months ended March 31, 2010, compared to a net loss of $13,508 for the three months ended March 31, 2009.  There is no assurance that we will achieve or sustain profitability on an annual or quarterly basis. Because the Company has been a development stage company since inception and has generated limited revenues; the Company operates with minimal overhead.  The Company will need to raise additional funds, either in the form of an advance or an equity investment by the Company's President; or in the form of equity investment by outside investors, or some combination of each.

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

Liquidity and Capital Resources

As of March 31, 2010, the Company remained in the development stage.  As of March 31, 2010, the Company's balance sheet reflected current and total assets of $1,320 in the form of cash and cash equivalents, current liabilities and stockholders’ deficit of $28,263 and $26,943, respectively, and accumulated deficit during the development stage of $154,257. Currently, the Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out additional business opportunities. The Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, but the Company has been relying on loans from the majority shareholder, Mr. Wilson Cheung, to pay any daily operating expenses until additional funds were located. Mr. Cheung has no contractual obligation to provide these funds. The Company anticipates that this arrangement will not change until the Company is able to consummate a business transaction.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Filded herewith*

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MULTIMEDIA, INC.

By: /s/ Wilson Cheung

Wilson Cheung, President and Director

Date: May 17, 2010

By: /s/ Wilson Cheung

Wilson Cheung, Chief Financial Officer

Date: May 17, 2010