Form 10-Q
period 2010-06-30
CHINA MULTIMEDIA, INC.
filed 2010-08-13
CIK 1385211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 000-52388

CHINA MULTIMEDIA, INC.

 (Exact name of registrant as specified in its charter)

Nevada	98-0507257
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

Rm 306, 3rd Floor, Beautiful Group Tower, 77 Connaught Road, Central, Hong Kong
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

As of August 10, 2010, there were 10,200,000 shares of voting common stock, $0.001 par value, of China Multimedia, Inc. issued and outstanding.

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

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2010

Index to condensed financial statements

Page

Condensed balance sheets

3

Condensed statements of operations and comprehensive loss

4

Condensed statements of cash flows

5

Notes to condensed financial statements

6 - 12

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2010 AND SEPTEMBER 30, 2009

	As of	As of
	June 30,	September 30,
	2010	2009
	(Unaudited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	1,259	187

Total assets	1,259	187

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued audit fee	3,164	5,237
Amount due to a stockholder (Note 10)	30,377	14,788

Total liabilities	33,541	20,025

Stockholders’ deficit
Common stock - US$0.001 par value (Note 6) :
Authorized 50,000,000 shares; 10,200,000 shares issued
and outstanding in 2010 and 2009	10,200	10,200
Additional paid-in capital	117,008	116,000
Accumulated deficit during the development stage	(159,667)	(146,099)
Accumulated other comprehensive income	177	61

Total stockholders’ deficit	(32,282)	(19,838)

Total liabilities and stockholders’ deficit	1,259	187

See accompanying notes to condensed financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

AND FROM INCEPTION ON AUGUST 16, 2006 THROUGH JUNE 30, 2010

	For the three months ended June 30, (Unaudited)		For the nine months ended June 30, (Unaudited)		Cumulative total since inception
	2010	2009	2010	2009	(Unaudited)
	US$	US$	US$	US$	US$

Revenue	-	-	-	7,737	7,737

Expenses
Formation expenses	-	-	-	-	778
General and administrative expenses	5,410	4,699	13,568	30,081	166,641

Loss from operations	(5,410)	(4,699)	(13,568)	(22,344)	(159,682)
Interest income	-	-	-	-	15

Loss before income taxes	(5,410)	(4,699)	(13,568)	(22,344)	(159,667)
Income taxes (Note 4)	-	-	-	-	-

Net loss	(5,410)	(4,699)	(13,568)	(22,344)	(159,667)

Other comprehensive income
Foreign currency translation
adjustment	71	-	116	13	177

Comprehensive loss	(5,339)	(4,699)	(13,452)	(22,331)	(159,490)

Net loss per share :
Basic and diluted (Note 5)	-	-	-	(0.01)	(0.05)

Weighted average number of
outstanding shares
Basic and diluted	10,200,000	1,200,000	10,200,000	1,200,000	3,042,261

See accompanying notes to condensed financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009

AND FROM INCEPTION ON AUGUST 16, 2006 THROUGH JUNE 30, 2010

	For the nine months ended June 30,		Cumulative total since inception
	(Unaudited)
	2010	2009	(Unaudited)
	US$	US$	US$

Cash flows from operating activities :
Net loss	(13,568)	(22,344)	(159,667)
Adjustment to reconcile net loss to cash
used in operating activities :
Share-based compensation	1,008	-	26,208
Change in liability :
Accrued audit fee	(2,073)	(107)	3,164

Net cash used in operating activities	(14,633)	(22,451)	(130,295)

Cash flows from financing activities :
Proceeds from issuance of common stock	-	-	101,000
Advances from/(repayment to) a stockholder	15,589	(25,012)	30,377

Net cash provided by/(used in) financing activities	15,589	(25,012)	131,377

Effect of exchange rate changes on cash and cash equivalents	116	13	177

Net change in cash and cash equivalents	1,072	(47,450)	1,259

Cash and cash equivalents, beginning of period	187	47,695	-

Cash and cash equivalents, end of period	1,259	245	1,259

Cash paid for :
Income taxes	-	-	-
Interest	-	-	-

See accompanying notes to condensed financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

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

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Continuance of operations

These condensed financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2010, the Company had an accumulated deficit of US$159,667, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents

Cash equivalents comprise highly liquid investments with original maturity of three months or less.  As of June 30, 2010, cash and cash equivalents consisted of bank balance of US$1,259 denominated in Hong Kong dollars (“HKD”).

Concentration of risk

The Company maintains a HKD savings account with a commercial bank in Hong Kong, which is financial instrument that is potentially subject to concentration of credit risk.  During the reporting periods, the Company did not engage in any hedging activities.

Income taxes

The Company accounts for income tax in accordance with ASC 740 “Income taxes” (previously SFAS No. 109), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statement bases of assets and liabilities. A valuation allowance is recognized on deferred tax assets when it is more likely than not that these deferred tax assets will not be realized.

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

Conversion of amounts from HKD into US$ has been made at the exchange rate of US$1.00 = HK$7.76492 for the nine months ended June 30, 2010 and US$1.00 = HK$7.7847 as of June 30, 2010.

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

Recently issued accounting pronouncements

Accounting for Transfers of Financial Assets (Included in amended Topic ASC 860 “Transfers and Servicing”, previously SFAS No. 166, “Accounting for Transfers of Financial Assets - an Amendment of Financial Accounting Standard Board (“FASB”) Statement No. 140.”). The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and was effective for us as of January 1, 2010. The adoption of this amended topic has no material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities - Amended (Included in amended Topic ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”). The amended topic requires an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and was effective for us as of January 1, 2010. The adoption of this amended topic has no material impact on the Company’s financial statements.

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

The FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales, issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for financial statements for annual reporting periods beginning after December 15, 2010. The adoption of this amended topic has no material impact on the Company’s financial statements.

The FASB issued ASU No. 2010-02, “Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification”. This amendment affects entities that have previously adopted Topic 810-10 (formerly SFAS 160). It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The adoption of this ASU update has no material impact on the Company’s financial statements.

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

4.  INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows:-

	For the three months ended June 30,		For the nine months ended June 30,		Cumulative total since
	(Unaudited)		(Unaudited)		inception
	2010	2009	2010	2009	(Unaudited)
	US$	US$	US$	US$	US$

Loss before income taxes	(5,410)	(4,699)	(13,568)	(22,344)	(159,667)

Expected benefit at statutory rate of 15%	(811)	(705)	(2,035)	(3,352)	(23,950)
Valuation allowance	811	705	2,035	3,352	23,950

	-	-	-	-	-

In July 2006, the FASB issued ASC 740 (previously Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax position and considered that no additional provision for uncertainty in income taxes is necessary as of June 30, 2010.

Recognized deferred tax asset is as follows :-

	As of		As of
	June 30,		September 30,
	2010		2009
	(Unaudited	)	(Audited	)
	US$		US$

Operating losses available for future periods	23,950		21,914
Valuation allowance	(23,950)		(21,914)

	-		-

As of June 30, 2010, the Company had incurred operating losses of US$159,667 which, if unutilized, will expire through to 2029.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

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

As of June 30, 2010, there was no unrecognized stock-based compensation costs associated with these restricted shares granted to the director.

8.

STOCK INCENTIVE PLAN

The Company has not established any stock incentive plan since its incorporation.

9.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of June 30, 2010.

10.

RELATED PARTY TRANSACTIONS

The majority stockholder, who is also the director, advanced US$30,377 and US$4,432 to the Company to finance its working capital from inception on August 16, 2006 through June 30, 2010 and for the three months ended June 30, 2010, respectively.  The advances are interest-free, unsecured and repayable on demand.

On April 1, 2008, the Company entered into a sublease agreement with a company in which the director has a beneficial interest, to sublease a portion of the office premises leased by the related company at a monthly rent of HK$20,000.  Rental expenses paid from inception on August 16, 2006 through December 31, 2009 amounted to US$30,876.  The agreement was terminated with effect from April 1, 2009. The Company had no rental expenses during the nine months ended June 30, 2010.

11.

SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the financial statements were issued and determined that there were no subsequent events or transactions that require recognition or disclosure in the financial statements except as described below.

On July 14, 2010, the Company filed a Certificate of Amendment with the Nevada Secretary of State to amend the Company’s Certificate of Incorporation to increase the authorized shares of the Company’s common stock from 50,000,000 shares to 100,000,000 shares, par value $0.001.

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

On September 26, 2008, we entered into a Service Agreement with Century Health Medical Limited (“CHML”), a PRC company, pursuant to which CMI agreed to assist CHML with the development of its website.  As consideration for our services, CHML paid us a fee of US$7,700.  The term of the Service Agreement was from September 26, 2008 through December 31, 2008. As of September 30, 2009, the Company had completed rendering the services to CHML. As consideration for our services, CHML paid us a fee of approximately US$7,700. The foregoing description of the Service Agreement does not purport to be complete and is qualified in its entirety by reference to the Service Agreement which was filed as Exhibit 10.2 to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on December 30, 2008, and is hereby incorporated by reference.

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

Plan of Operations

For the fiscal year ending September 30, 2010, and the subsequent twelve months, the Company expects to continue with its efforts to develop its web design solutions business and its business opportunities program. The Company has minimal cash and has earned limited revenue from its business operations.  The Company recorded a net loss of $5,410 for the three months ended June 30, 2010, compared to a net loss of $4,699 for the three months ended June 30, 2009.  There is no assurance that we will achieve or sustain profitability on an annual or quarterly basis. Because the Company has been a development stage company since inception and has generated limited revenues; the Company operates with minimal overhead.  The Company will need to raise additional funds, either in the form of an advance or an equity investment by the Company's President; or in the form of equity investment by outside investors, or some combination of each.

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

Liquidity and Capital Resources

As of June 30, 2010, the Company remained in the development stage.  As of June 30, 2010, the Company's balance sheet reflected current and total assets of $1,259 in the form of cash and cash equivalents. As of June 30, 2010, the Company’s balance sheet reflected current liabilities of $33,541, stockholders’ deficit of $32,282, and an accumulated deficit during the development stage of $159,667.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

 DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

     (REMOVED AND RESERVED).

None

ITEM 5.

OTHER INFORMATION.

Subsequent to the end of the period covered by this report, as disclosed on Form 8-K filed with the Securities and Exchange Commission on July 19, 2010, on July 14, 2010, China Multimedia, Inc., a Nevada corporation (the “Company), filed a Certificate of Amendment (the “Certificate of Amendment”) with the Nevada Secretary of State to amend the Company’s Certificate of Incorporation to increase the authorized shares of the Company’s common stock from 50,000,000 shares to 100,000,000 shares, par value $.001.  As disclosed in the Definitive 14C Information Statement filed by the Company with the Securities and Exchange Commission on June 17, 2010, on May 24, 2010, the Certificate of Amendment was authorized by the Board of Directors pursuant to a unanimous consent in lieu of a meeting and was approved by the majority stockholder of the Company pursuant to a written consent in lieu of a special meeting.

ITEM 6.

     EXHIBITS.

3.1

Articles of Incorporation (herein incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 4, 2007).

3.1

Amendment to Articles of Incorporation (herein incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on July 19, 2010.

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

CHINA MULTIMEDIA, INC.

By: /s/ Wilson Cheung

Wilson Cheung, Chief Executive Officer and Director

Date: August 13, 2010

By: /s/ Wilson Cheung

Wilson Cheung, Chief Financial Officer

Date: August 13, 2010