Form 10-K
period 2010-09-30
CHINA MULTIMEDIA, INC.
filed 2010-12-28
CIK 1385211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2010

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

CHINA MULTIMEDIA, INC.

 (Exact name of registrant as specified in its charter)

Nevada	000-51817	98-0507257
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)
Room306, 3rd Floor, Beautiful Group Tower, 77 Connaught Road, Central, Hong Kong
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

As of December 28, 2010, the Company had 10,200,000 shares issued and outstanding

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

ITEM 1A.

RISK FACTORS

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.

 PROPERTIES.

We have no real property and currently operate from limited office space provided by Easterly Financial Investment Limited (“Easterly”). Easterly is located at Room 306, 3rd Floor, Beautiful Group Tower, 77 Connaught Road, Central, Hong Kong.  During the period from inception on August 16, 2006 to March 31, 2008, we did not pay any rent for the use of the office space provided by Easterly.   From April 1, 2008 through March 31, 2009 the Company paid a monthly rental fee of US$2,564 to Easterly.  The arrangement requiring the Company to pay rent to Easterly was terminated on April 1, 2009.  Currently the Company does not pay any rent for use of the office space provided by Easterly. We have no plans to obtain additional office space at this moment until our business is more developed.

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

(REMOVED AND RESERVED)

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

Holders

The Company's authorized capital is 100,000,000 shares of common stock with $0.001 par value. As of December 28, 2010, we had a total of 10,200,000 shares outstanding.

Dividends

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended September 30, 2010 or 2009.  There are no restrictions on the common stock that limit the ability of us to pay dividends if declared by the Board of Directors and the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

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

Plan of Operations in the next 12 months

For the fiscal year ending September 30, 2010, the Company expects to continue with its efforts to develop its Web Design Solutions Business and its Business Opportunities Program. The Company has minimal cash and has earned limited revenue from its business operations.  The Company did not earn any revenue during the fiscal year ended September 30, 2010.  The Company recorded a net loss of $18,645 for the year ended September 30, 2010, compared to a net loss of $53,808 for the fiscal year ended September 30, 2009, a change of $35,163.  The primary reason for the decrease in net loss experienced by the Company was attributable to the termination of sublease agreement on April 1, 2009. There is no assurance that we will achieve or sustain profitability on an annual or quarterly basis. Because the Company has been a development stage company since inception and has generated limited revenues; the Company operates with minimal overhead.  The Company will need to raise additional funds, either in the form of an advance or an equity investment by the Company's President; or in the form of equity investment by outside investors, or some combination of each.

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

Liquidity and Capital Resources

As of September 30, 2010, the Company remains in the development stage. As of September 30, 2010, the Company's balance sheet reflects current and total assets of $1,205 in the form of cash and cash equivalents, net liabilities and stockholders’ deficit of $38,483 respectively and accumulated deficit during the development stage of $164,744.  The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities. The Company has no agreement in place with its stockholders or other persons to pay expenses on its behalf, but it is currently anticipated that the Company will rely on loans from the director, Mr. Wilson Cheung, to pay any daily operating expenses prior to any fund raising exercise. The Company anticipates that this arrangement will not change until the Company is able to consummate a business transaction.

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

FOR THE YEAR ENDED SEPTEMBER 30, 2010

INDEX

Page

Report of independent registered public accounting firm

11

Balance sheets

12

Statements of operations and comprehensive loss

13

Statements of stockholders’ (deficit) equity

14

Statements of cash flows

15

Notes to financial statements

16-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the sole director and stockholders of China Multimedia, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of China Multimedia, Inc. (the “Company”) as of September 30, 2010 and 2009, and the related statements of operations and comprehensive loss, stockholders’ (deficit) equity and cash flows for each of the two years in the period ended September 30, 2010, and for the period from inception on August 16, 2006 through September 30, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2010 and for the period from inception on August 16, 2006 through September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in note 1 to the financial statements, the Company is a development stage company and had an accumulated deficit as of September 30, 2010, which raises substantial doubt about its ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PKF

Certified Public Accountants

Hong Kong, China

December [28], 2010

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF SEPTEMBER 30, 2010 AND 2009

	As of	As of
	September 30,	September 30,
	2010	2009
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	1,205	187

Total assets	1,205	187

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accrued audit fee	4,705	5,237
Amount due to a stockholder (Note 8)	34,983	14,788

Total liabilities	39,688	20,025

Stockholders’ (deficit) equity
Common stock - US$0.001 par value (Note 4) :
Authorized 100,000,000 shares in 2010 and 50,000,000 shares in 2009; 10,200,000 shares issued
and outstanding in 2010 and 2009	10,200	10,200
Additional paid-in capital	116,000	116,000
Accumulated deficit during the development stage	(164,744)	(146,099)
Accumulated other comprehensive income	61	61

Total stockholders’ (deficit) equity	(38,483)	(19,838

Total liabilities and stockholders’ (deficit) equity	1,205	187

See accompanying notes to financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

AND FROM INCEPTION ON AUGUST 16, 2006 THROUGH SEPTEMBER 30, 2010

		For the	For the
	Cumulative	year ended	year ended
	total since	September 30,	September 30,
	inception	2010	2009
	US$	US$	US$

Revenue	7,737	-	7,737

Expenses
Formation expenses	778	-	-
General and administrative expenses	171,718	18,645	61,545

Loss from operations	(164,759)	(18,645)	(53,808)
Interest income	15	-	-

Loss before income taxes	(164,744)	(18,645)	(53,808)
Income taxes (Note 2)	-	-	-

Net loss	(164,744)	(18,645)	(53,808)

Other comprehensive income
Foreign currency translation adjustment	61	-	2

Comprehensive loss	(164,683)	(18,645)	(53,806)

Net loss per share :
Basic and diluted (Note 3)	(0.05)	(0.02)	(0.03)

Weighted average number of shares :
Basic and diluted	3,479,230	10,200,000	1,964,384

See accompanying notes to financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FROM INCEPTION ON AUGUST 16, 2006 THROUGH SEPTEMBER 30, 2010

				Accumulated
				deficit	Accumulated
	Common stock		Additional	during the	other
	No. of		paid-in	development	comprehensive
	shares	Amount	capital	period	income	Total
		US$	US$	US$	US$	US$

Issuance of common stock	1,000,000	1,000	-	-	-	1,000

Net loss	-	-	-	(23,009)	-	(23,009)

Foreign currency translation
adjustment	-	-	-	-	(68)	(68)

Balance, September 30, 2007	1,000,000	1,000		(23,009)	(68)	(22,077)

Issuance of common stock	200,000	200	99,800	-	-	100,000

Net loss	-	-	-	(69,282)	-	(69,282)

Foreign currency translation
adjustment	-	-	-	-	127	127

Balance, September 30, 2008	1,200,000	1,200	99,800	(92,291)	59	8,768

Share-based compensation for
issuance of restricted stocks	9,000,000	9,000	16,200	-	-	25,200

Net loss	-	-	-	(53,808)	-	(53,808))

Foreign currency translation
adjustment	-	-	-	-	2	2

Balance, September 30, 2009	10,200,000	10,200	116,000	(146,099)	61	(19,838)

Net loss	-	-	-	(18,645)	-	(18,645)

Balance, September 30, 2010	10,200,000	10,200	116,000	(164,744)	61	(38,483)

See accompanying notes to financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FROM THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

AND FROM INCEPTION ON AUGUST 16, 2006 THROUGH SEPTEMBER 30, 2010

	Cumulative	Year ended	Year ended
	total since	September 30,	September 30,
	inception	2010	2009
	US$	US$	US$
Cash flows from operating activities

Net loss	(164,744)	(18,645)	(53,808)
Adjustment to reconcile net loss to net cash used in operating activities:
Share-based compensation	25,200	-	25,200
Change in liability:
Accrued audit fee	4,705	(532)	1,119

Net cash used in operating activities	(134,839)	(19,177)	(27,489)

Cash flows from financing activities

Proceeds from issuance of common stock	101,000		-
Advances from (repayment to) a stockholder	34,983	20,195	(20,021)

Net cash provided by (used in) financing activities	135,983	20,195	(20,021)

Effect of rate change on cash and cash equivalents	61		2

Net change in cash and cash equivalents	1,205	1,018	(47,508)

Cash and cash equivalents, beginning of period/year	-	187	47,695

Cash and cash equivalents, end of period/year	1,205	1,205	187

Cash paid for :
Income taxes	-	-	-
Interest	-	-	-

See accompanying notes to financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2010

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

Continuance of operations

These financial statements are prepared on a going concern basis, which have considered the realization of assets and satisfaction of liabilities in the Company's normal course of business.  As of September 30, 2010, the Company had accumulated deficit during the development stage of US$164,744 , which raised substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents

Cash and cash equivalents comprise highly liquid investments with original maturity of three months or less.  As of September 30, 2010, cash and cash equivalents consisted of bank balances of US$1,205 denominated in Hong Kong dollar (“HKD”).

Concentration of risk

The Company maintains a HKD savings account with a commercial bank in Hong Kong, which is financial instrument that are potentially subject to concentration of credit risk.  During the reporting periods, the Company did not engage in any hedging activities.

Income taxes

The Company accounts for income tax in accordance with ASC 740 ‘’Income taxes’’ (previously SFAS No. 109), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statement bases of assets and liabilities. A valuation allowance is recognized on deferred tax assets when it is more likely than not that these deferred tax assets will not be realized.

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

Conversion of amounts from HKD into US$ has been made at the exchange rate of US$1.00 = HK$7.7667 for the year ended September 30, 2010 and US$1.00 = HK$7.759  as of September, 30, 2010, respectively.

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

Fair values of financial instruments

Financial instruments include cash and cash equivalents, accrued audit fee and amount due to a stockholder.  Management of the Company does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments.  The respective carrying values of financial instruments approximate their fair values since they are short-term in nature or they are receivable or payable on demand.

  Recently issued accounting pronouncements

Accounting for Transfers of Financial Assets (Included in amended Topic ASC 860 “Transfers and Servicing”, previously SFAS No. 166, “Accounting for Transfers of Financial Assets - an Amendment of Financial Accounting Standard Board (“FASB”) Statement No. 140.”). The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning November 15, 2009 and was effective for us as of May 1, 2010. The adoption of this amended topic has no material impact on the Company’s financial statements.

The FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The adoption of this ASU update is not expected to have a material effect on the Company’s financial statements.

The FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales, issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for financial statements for annual reporting periods beginning after December 15, 2010.  The adoption of ASU 2010-06 is not expected to have a material effect on the Company’s financial statements.

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

2.

INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows:-

	Cumulative	Year ended	Year ended
	total since	September 30,	September 30,
	inception	2010	2009
	US$	US$	US$

Loss before income taxes	(164,744)	(18,645)	(53,808)

Expected benefit at statutory rate of 15%	(24,711))	(2,797)	(8,071)
Valuation allowance	24,711	2,797	8,071

	-	-	-

In July 2006, the FASB issued ASC 740 (previously Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax position and considered that no provision for uncertainty in income taxes is necessary as of September 30, 2010.

Recognized deferred income tax asset is as follows:-

	As of	As of
	September 30,	September 30,
	2010	2009
	US$	US$

Operating losses available for future periods	24,711	21,914
Valuation allowance	(24,711)	(21,914)

	-	-

As of September 30, 2010, the Company had incurred operating losses of US$164,744 which, if unutilized, will expire through to 2030 .  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

As of September 30, 2010, the tax for the period from inception on August 16, 2006 through September 30, 2010 remain subject to examination by tax authorities.

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

On July 14, 2010, the Company filed a Certificate of Amendment with the Nevada Secretary of State to amend the Company’s Certificate of Incorporation to increase the authorized shares of the Company’s common stock from 50,000,000 shares to 100,000,000 shares, par value US$0.001.

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

As of September 30, 2010, there was no unrecognized stock-based compensation costs associated with these restricted shares granted to the director.

6.

STOCK INCENTIVE PLAN

The Company has not established any stock incentive plan since its incorporation.

7.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of September 30, 2010 and 2009.

8.

RELATED PARTY TRANSACTIONS

A stockholder, who is also the director, advanced US$34,983 to the Company to finance its working capital as of September 30, 2010.  The advance is interest-free, unsecured and repayable on demand.

9.

SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date these financial statements were issued, and determined that there were no subsequent events or transactions that would require recognition or disclosures in the financial statements.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the fiscal year ended September 30, 2010, there were no disagreements with our accountants on accounting and financial disclosure.

ITEM 9A.    CONTROLS AND PROCEDURES.

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

Management, including the chief executive officer and chief financial officer, does not expect that the Company's internal controls will prevent all error.  Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2010 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of September 30, 2010, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

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

Name	Age	Position	Director or Officer Since
Wilson Cheung	35	President, Chief Executive Officer, Chief Financial Officer, Director	August 2006
Vivian Wing Yee Poon	28	Secretary	February 2008

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

Directorships

Wilson Cheung is director of Super Luck, Inc., Market Data Consultants, Inc and DNA Systems, Inc.  He files reports under the Securities Exchange Act of 1934.

Audit Committee Financial Expert

The Company does not currently have an audit committee financial expert.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and director, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, during the fiscal year ended September 30, 2010, all Section 16(a) filing requirements applicable to its officers, director and 10% stockholders were satisfied.

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

Summary Compensation Table

						Non-Equity	Non-qualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)
Wilson Kin Cheung, CEO, CFO	2010 2009 2008	$nil $nil $nil	-- -- --	-- 25,200(1) --	-- -- --	-- -- --	-- -- --	-- -- --	-- $25,200 $nil

(1)

This amount represents 9,000,000 shares of the Company’s common stock that were issued in exchange for services rendered as an officer and director of the Company, which services were valued at $25,200, based on the share price of $0.0028 for the 9,000,000 shares of common stock at the grant date.

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the fiscal year ended September 30, 2010.

Equity Compensation Plan Information

The Company currently does not have any equity compensation plans.

Director Compensation

We do not currently compensate our directors for their services as directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred with attending board or committee meetings.

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended September 30, 2010.

Change in
	Fees				Pension
	Earned			Non-Equity	Value and
	And			Incentive	Non-qualified
	Paid in	Stock	Option	Plan	Compensation	All other
Name and	Cash	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	($)	($)	($)	(#)	($)	($)	($)

Wilson Kin Cheung	$nil	--	--	--	--	--	$--

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 28, 2010, the ownership of each person known by the Company to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Registrant except as may be otherwise noted.

Title of Class	Name	Number of Shares Beneficially Owned	Percent of Class

Common	Josephine Wai Wai Cheung	1,000,000	9.8%

Security Ownership of Management

The following table sets forth, as of December 28, 2010, the ownership of each executive officer and director of the Company, and of all executive officers and directors of the Registrant as a group. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Company except as may be otherwise noted.

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

CMI currently operates from limited office space provided by Easterly Financial Investment Limited (“Easterly”), a company with which our chief executive officer and director is affiliated. Easterly is located at Room 306, 3rd Floor, Beautiful Group Tower, 77 Connaught Road, Central, Hong Kong.  During the period from inception on August 16, 2006 to March 31, 2008, we did not pay any rent for the use of the office space provided by Easterly.  Beginning on April 1, 2008, the Company started paying a monthly rental fee of $2,564 (equivalent to HKD 20,000). The sublease agreement was terminated on March 31, 2009.  Currently the CMI does not pay any rent to Easterly for use of the office space provided by Easterly.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed and billable by PKF Hong Kong, Certified Public Accountants, CMI’s independent auditors, for the audit of CMI’s annual financial statements and reviews of quarterly financial statements for the years ended September 30, 2010 and 2009 were $8,717 and $9,503 respectively.

Audit Related Fees

PKF Hong Kong, Certified Public Accountants, did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2010 and 2009.

Tax Fees

PKF Hong Kong, Certified Public Accountants, did not bill the Company any amount for tax compliance, advice and planning for the fiscal years ended 2010 and 2009.

All Other Fees

PKF Hong Kong, Certified Public Accountants, did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2010 and 2009.

Audit Committees Pre-approval Policies and Procedures

The Company does not have an audit committee per se. The current board of directors functions as the audit committee.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Audited Financial Statements for Fiscal Year Ended September 30, 2010.

(b)

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

Date: December 28, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Wilson Cheung

Wilson Cheung, Chief Executive Officer

Date: December 28, 2010

By: /s/ Wilson Cheung

Wilson Cheung, Chief Financial Officer

Date: December 28, 2010

By: /s/ Wilson Cheung

Wilson Cheung, Director

Date: December 28, 2010