Form 10-Q
period 2010-12-31
CHINA MULTIMEDIA, INC.
filed 2011-02-14
CIK 1385211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of February 11, 2011, there were 10,200,000 shares of voting common stock, $0.001 par value, of China Multimedia, Inc. issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements of China Multimedia, Inc., a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of China Multimedia, Inc., as included in its Form 10-K for the fiscal year ended September 30, 2010.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010

Index to condensed financial statements

Page
Condensed balance sheets	3
Condensed statements of operations and comprehensive loss	4
Condensed statements of cash flows	5
Notes to condensed financial statements	6 -11

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2010 AND SEPTEMBER 30, 2010

	As of	As of
	December 31,	September 30,
	2010	2010
	(Unaudited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	1,143	1,205

Total assets	1,143	1,205

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued audit fee	5,651	4,705
Amount due to a stockholder (Note 10)	36,578	34,983

Total liabilities	42,229	39,688

Stockholders’ deficit
Common stock - US$0.001 par value (Note 6) :
Authorized 50,000,000 shares; 10,200,000 shares issued
and outstanding in 2009	10,200	10,200
Additional paid-in capital	116,000	116,000
Accumulated deficit during the development stage	(167,479)	(164,744)
Accumulated other comprehensive income	193	61

Total stockholders’ deficit	(41,086)	(38,483)

Total liabilities and stockholders’ deficit	1,143	1,205

See accompanying notes to condensed financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

AND FROM INCEPTION ON AUGUST 16, 2006 THROUGH DECEMBER 31, 2010

	Cumulative	For the three months
	total since	Ended December 31,
	inception	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$

Revenue	7,737	-	-

Expenses
Formation expenses	778	-	-
General and administrative expenses	174,453	2,735	4,828

Loss from operations	(167,494)	(2,735)	(4,828)
Interest income	15	-	-

Loss before income taxes	(167,479)	(2,735)	(4,828)
Income taxes (Note 4)	-	-	-

Net loss	(167,479)	(2,735)	(4,828)

Other comprehensive income
Foreign currency translation adjustment	193	132	14

Comprehensive loss	(167,286)	(2,603)	(4,814))

Net loss per share :
Basic and diluted (Note 5)	(0.00)	(0.00)	(0.00)

Weighted average number of outstanding shares :
Basic and diluted	3,865,916	10,200,000	10,200,000

See accompanying notes to condensed financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

AND FROM INCEPTION ON AUGUST 16, 2006 THROUGH DECEMBER 31, 2010

	Cumulative	For the three months
	total since	ended December 31,
	inception	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$
Cash flows from operating activities :
Net loss	(167,479)	(2,735)	(4,828)
Adjustment to reconcile net loss to net cash
used in operating activities :
Share-based compensation	25,200	-	1,008
Change in assets and liabilities :
Accrued audit fee	5,651	946	(3)

Net cash used in operating activities	(136,628)	(1,789)	(3,823)

Cash flows from financing activities :
Proceeds from issuance of common stock	101,000	-	-
Advances from a stockholder	36,578	1,595	3,712

Net cash provided by financing activities	137,578	1,595	3,712

Effect of exchange rate changes on cash
and cash equivalents	193	132	14

Net change in cash and cash equivalents	1,143	(62)	(97)

Cash and cash equivalents, beginning of period	-	1,205	187

Cash and cash equivalents, end of period	1,143	1,143	90

Cash paid for :
Income taxes	-	-	-
Interest	-	-	-

See accompanying notes to condensed financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)

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

2.  BASIS OF PRESENTATION

The accompanying condensed financial statements are unaudited.  These condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such SEC rules and regulations.  Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010 which was filed with the SEC on December 28, 2010.

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

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Continuance of operations

These condensed financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2010, the Company had an accumulated deficit of US$167,479, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents

Cash equivalents comprise highly liquid investments with original maturity of three months or less.  As of December 31, 2010, cash and cash equivalents consisted of bank balance of US$1,143 denominated in Hong Kong dollars (“HKD”).

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

Conversion of amounts from HKD into US$ has been made at the exchange rate of US$1.00 = HK$7.76299 for the three months ended December 31, 2010 and US$1.00 = HK$7.7832 as of December 31, 2010.

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

4.

INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows:-

	Cumulative	For the three months
	total since	ended December 31,
	inception	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$

Loss before income taxes	(167,479)	(2,735)	(4,828)

Expected benefit at statutory rate of 15%	(25,121)	(410)	(724)
Valuation allowance	25,121	410	724

	-	-	-

In July 2006, the FASB issued ASC 740 (previously Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax position and considered that no additional provision for uncertainty in income taxes is necessary as of December 31, 2010.

Recognized deferred income tax asset is as follows:-

	As of	As of
	December 31,	September 30,
	2010	2010
	(Unaudited)	(Audited)
	US$	US$

Operating losses available for future periods	25,121	24,711
Valuation allowance	(25,121)	(24,711)

	-	-

As of December 31, 2010, the Company had incurred operating losses of US$167,479 which, if unutilized, will expire through to 2029.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

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

As of December 31, 2010, there was no unrecognized stock-based compensation costs associated with these restricted shares granted to the director.

8.

STOCK INCENTIVE PLAN

The Company has not established any stock incentive plan since its incorporation.

9.

  COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of December 31, 2010.

10.

RELATED PARTY TRANSACTIONS

A stockholder, who is also the director, advanced US$36,578 to the Company to finance its working capital as of December 31, 2010.  The advance is interest-free, unsecured and repayable on demand.

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

Plan of Operations

For the fiscal year ending September 30, 2011, and the subsequent twelve months, the Company expects to continue with its efforts to develop its Web Design Solutions Business and its Business Opportunities Program. The Company has minimal cash and has earned limited revenue from its business operations.  The Company recorded a net loss of $2,735 for the three months ended December 31, 2010, compared to a net loss of $4,828 for the three months ended December 31, 2009.  There is no assurance that we will achieve or sustain profitability on an annual or quarterly basis. Because the Company has been a development stage company since inception and has generated limited revenues; the Company operates with minimal overhead.  The Company will need to raise additional funds, either in the form of an advance or an equity investment by the Company's President; or in the form of equity investment by outside investors, or some combination of each.

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

Liquidity and Capital Resources

As of December 31, 2010, the Company remained in the development stage.  As of December 31, 2010, the Company's balance sheet reflected current and total assets of $1,143 in the form of cash and cash equivalents. As of December 31, 2010, the Company’s balance sheet reflected current liabilities of $42,229, stockholders’ deficit of $41,086, and accumulated deficit during the development stage of $167,479.

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

ITEM 4.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None

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

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Filed herewith*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA MULTIMEDIA, INC.

By: /s/ Wilson Cheung

Wilson Cheung, President and Director

Date: February 14, 2011

By: /s/ Wilson Cheung

Wilson Cheung, Chief Financial Officer

Date: February 14, 2011