Form 10-Q
period 2011-03-31
CHINA MULTIMEDIA, INC.
filed 2011-05-16
CIK 1385211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
[X] Yes   [  ] No

As of May 13, 2011, there were 10,200,000 shares of voting common stock, $0.001 par value, of China Multimedia, Inc. issued and outstanding.

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

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2011

Index to condensed financial statements

Condensed balance sheets

4

Condensed statements of operations and comprehensive loss

5

Condensed statements of cash flows

6

Notes to condensed financial statements

7 - 12

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2011 AND SEPTEMBER 30, 2010

	As of	As of
	March 31,	September 30,
	2011	2010
	(Unaudited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	1,085	1,205

Total assets	1,085	1,205

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued audit fee	6,073	4,705
Amount due to a stockholder (Note 10)	39,093	34,983

Total liabilities	45,166	39,688

Stockholders’ deficit
Common stock - US$0.001 par value (Note 6) :
Authorized 50,000,000 shares; 10,200,000 shares issued
and outstanding in 2009	10,200	10,200
Additional paid-in capital	116,000	116,000
Accumulated deficit during the development stage	(170,502)	(164,744)
Accumulated other comprehensive income	221	61

Total stockholders’ deficit	(44,081)	(38,483)

Total liabilities and stockholders’ deficit	1,085	1,205

See accompanying notes to condensed financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2011 AND 2010

AND FROM INCEPTION ON AUGUST 16, 2006 THROUGH MARCH 31, 2011

	For the three months ended March 31,		For the six months ended March 31,		Cumulative total since
	(Unaudited)		(Unaudited)		inception
	2011	2010	2011	2010	(Unaudited)
	US$	US$	US$	US$	US$

Revenue	-	-		-	7,737

Expenses
Formation expenses	-	-		-	778
General and administrative expenses	3,023	3,330	5,758	8,158	177,476

Loss from operations	(3,023)	(3,330)	(5,758)	(8,158)	(170,517)
Interest income	-	-	-	-	15

Loss before income taxes	(3,023)	(3,330)	(5,758)	(8,158)	(170,502)
Income taxes (Note 4)		-	-	-	-

Net loss	(3,023)	(3,330)	(5,758)	(8,158)	(170,502)

Other comprehensive (loss) income
Foreign currency translation
adjustment	28	31	160	45	221

Comprehensive loss	(2,995)	(3,299)	(5,598)	(8,113)	(170,281)

Net loss per share :
Basic and diluted (Note 5)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of outstanding shares :
Basic and diluted	10,200,000	10,200,000	10,200,000	10,200,000	4,203,434

See accompanying notes to condensed financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010

AND FROM INCEPTION ON AUGUST 16, 2006 THROUGH MARCH 31, 2011

	For the six months ended March 31,		Cumulative total since
	(Unaudited)		inception
	2011	2010	(Unaudited)
	US$	US$	US$
Cash flows from operating activities :
Net loss	(5,758)	(8,158)	(170,502)
Adjustment to reconcile net loss to net cash
used in operating activities :
Share-based compensation	-	1,008	25,200
Change in liability :
Accrued audit fee	1,368	(2,919)	6,073

Net cash used in operating activities	(4,390)	(10,069)	(139,229)

Cash flows from financing activities :
Proceeds from issuance of common stock	-	-	101,000
Advances from(repayment to) a stockholder	4,110	11,157	39,093

Net cash provided by(used in) financing activities	4,110	11,157	140,093

Effect of exchange rate changes on cash and cash equivalents	160	45	221

Net change in cash and cash equivalents	(120)	1,133	1,085

Cash and cash equivalents, beginning of period	1,205	187	-

Cash and cash equivalents, end of period	1,085	1,320	1,085

Cash paid for :
Income taxes	-	-	-
Interest	-	-	-

See accompanying notes to condensed financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

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

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Continuance of operations

These condensed financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business.  As of March 31, 2011, the Company had accumulated deficit of US$170,277, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents

Cash equivalents comprise highly liquid investments with original maturity of three months or less.  As of March 31, 2011, cash and cash equivalents consisted of bank balance of US$1,085 denominated in Hong Kong dollars (“HKD”).

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

Conversion of amounts from HKD into US$ has been made at the exchange rate of US$1.00 = HK$7.7867 for the three months ended March 31, 2011 and US$1.00 = HK$7.7884 as of March 31, 2011.

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

4.

INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows:-

	For the three months ended March 31		For the six months ended March 31,		Cumulative total since
	(Unaudited)		(Unaudited)		inception
	2011	2010	2011	2010	(Unaudited)
	US$	US$	US$	US$	US$

Loss before income taxes	(3,023)	(3,330)	(5,758)	(8,158)	(170,502)

Expected benefit at statutory rate of 15%	(453)	(500)	(864)	(1,224)	(25,575)
Valuation allowance	453	500	864	1,224	25,575

Income taxes	-	-	-	-	-

Recognized deferred tax asset is as follows:-

	As of	As of
	March 31,	September 30,
	2011	2010
	(Unaudited)	(Audited)
	US$	US$

Operating losses available for future periods	25,575	24,711
Valuation allowance	(25,575)	(24,711)

	-	-

As of March 31, 2011, the Company had incurred operating losses of US$170,502 which, if unutilized, will expire through to 2029.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

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

7.   SHARE-BASED COMPENSATION (cont’d)

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

As of March 31, 2011, there was no unrecognized stock-based compensation costs associated with these restricted shares granted to the director.

8.

STOCK INCENTIVE PLAN

The Company has not established any stock incentive plan since its incorporation.

9.

  COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of March 31, 2011.

10.

RELATED PARTY TRANSACTIONS

The majority stockholder, who is also the director, advanced US$39,093 and US$2,539 to the Company to finance its working capital from inception on August 16, 2006 through March 31, 2011 and for the three months ended March 31, 2011, respectively.  The advances are interest-free, unsecured and repayable on demand.

On April 1, 2008, the Company entered into a sublease agreement with a company in which the director has a beneficial interest, to sublease a portion of the office premises leased by the related company at a monthly rent of HK$20,000.  Rental expenses paid from inception on August 16, 2006 through December 31, 2009 amounted to US$30,876.  The agreement was terminated with effect from April 1, 2009. The Company had no rental expenses during the six months ended March 31, 2011.

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

Plan of Operations in the next 6 months

For the fiscal year ending September 30, 2010, the Company expects to continue with its efforts to develop its Web Design Solutions Business and its Business Opportunities Program. The Company has minimal cash and has earned limited revenue from its business operations.  The Company recorded a net loss of $3,023 for the three months ended March 31, 2011, compared to a net loss of $3,330 for the three months ended March 31, 2010.  There is no assurance that we will achieve or sustain profitability on an annual or quarterly basis. Because the Company has been a development stage company since inception and has generated limited revenues; the Company operates with minimal overhead.  The Company will need to raise additional funds, either in the form of an advance or an equity investment by the Company's President; or in the form of equity investment by outside investors, or some combination of each.

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

Liquidity and Capital Resources

As of March 31, 2011, the Company remained in the development stage. As of March 31, 2011, the Company's balance sheet reflected current and total assets of $1,085 in the form of cash and cash equivalents, current liabilities and stockholders’ deficit of $45,166 and $44,081 respectively and accumulated deficit during the development stage of $170,502.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CHINA MULTIMEDIA, INC.

By: /s/ Wilson Cheung

Wilson Cheung, President Chief Financial Officer and Director

Date: May 16, 2011