Form 10-Q
period 2011-06-30
CHINA MULTIMEDIA, INC.
filed 2011-08-19
CIK 1385211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ) [X] Yes [  ] No.

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

As of August 10, 2011, there were 10,200,000 shares of voting common stock, $0.001 par value, of China Multimedia, Inc. issued and outstanding.

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

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011

Index to condensed financial statements

Page

Condensed balance sheets

3

Condensed statements of operations and comprehensive loss

4

Condensed statements of cash flows

5

Notes to condensed financial statements

6 - 12

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2011 AND SEPTEMBER 30, 2010

	As of	As of
	June 30,	September 30,
	2011	2010
	(Unaudited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	1,028	1,205

Total assets	1,028	1,205

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued audit fee	7,357	4,705
Amount due to a stockholder (Note 10)	40,113	34,983

Total liabilities	47,470	39,688

Stockholders’ deficit
Common stock - US$0.001 par value (Note 6) :
Authorized 100,000,000 shares; 10,200,000 shares issued
and outstanding	10,200	10,200
Additional paid-in capital	116,000	116,000
Accumulated deficit during the development stage	(172,828)	(164,744)
Accumulated other comprehensive income	186	61

Total stockholders’ deficit	(46,442)	(38,483)

Total liabilities and stockholders’ deficit	1,028	1,205

See accompanying notes to condensed financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

AND FROM INCEPTION ON AUGUST 16, 2006 THROUGH JUNE 30, 2011

	For the three months ended June 30, (Unaudited)		For the nine months ended June 30, (Unaudited)		Cumulative total since inception
	2011	2010	2011	2010	(Unaudited)
	US$	US$	US$	US$	US$

Revenue	-	-	-		7,737

Expenses
Formation expenses	-	-	-	-	778
General and administrative expenses	2,326	5,410	8,084	13,568	179,802

Loss from operations	(2,326)	(5,410)	(8,084)	(13,568)	(172,843)
Interest income	-	-	-	-	15

Loss before income taxes	(2,326)	(5,410)	(8,084)	(13,568)	(172,828)
Income taxes (Note 4)	-	-	-	-	-

Net loss	(2,326)	(5,410)	(8,084)	(13,568)	(172,828)

Other comprehensive income (loss)
Foreign currency translation
adjustment	(35)	71	125	116	186

Comprehensive loss	(2,361)	(5,339)	(7,959)	(13,452)	(172,642)

Net loss per share :
Basic and diluted (Note 5)	-	-	-	-	-

Weighted average number of
outstanding shares
Basic and diluted	10,200,000	10,200,000	10,200,000	10,200,000	4,510,000

See accompanying notes to condensed financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010

AND FROM INCEPTION ON AUGUST 16, 2006 THROUGH JUNE 30, 2011

	For the nine months ended June 30,		Cumulative total since inception
	(Unaudited)
	2011	2010	(Unaudited)
	US$	US$	US$

Cash flows from operating activities :
Net loss	(8,084)	(13,568)	(172,828)
Adjustment to reconcile net loss to cash
used in operating activities :
Share-based compensation	-	1,008	25,200
Change in liability :
Accrued audit fee	2,652	(2,073)	7,357

Net cash used in operating activities	(5,432)	(14,633)	(140,271)

Cash flows from financing activities :
Proceeds from issuance of common stock	-	-	101,000
Advances from/(repayment to) a stockholder	5,130	15,589	40,113

Net cash provided by financing activities	5,130	15,589	141,113

Effect of exchange rate changes on cash and cash equivalents	125	116	186

Net change in cash and cash equivalents	(177)	1,072	1,028

Cash and cash equivalents, beginning of period	1,205	187	-

Cash and cash equivalents, end of period	1,028	1,259	1,028

Cash paid for :
Income taxes	-	-	-
Interest	-	-	-

See accompanying notes to condensed financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

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

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Continuance of operations

These condensed financial statements are prepared on a going concern basis, which considers the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2011, the Company had an accumulated deficit of US$172,828, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents

Cash equivalents comprise highly liquid investments with original maturity of three months or less.  As of June 30, 2011, cash and cash equivalents consisted of bank balance of US$1,028 denominated in Hong Kong dollars (“HKD”).

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

Conversion of amounts from HKD into US$ has been made at the exchange rate of US$1.00 = HK$7.7751 for the nine months ended June 30, 2011 and US$1.00 = HK$7.7832 as of June 30, 2011.

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

Recently issued accounting pronouncements

In July 2010, the FASB issued ASU 2010-20 “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Under ASU 2010-20, an entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities, both public and non-public and is effective for interim and annual reporting periods beginning on or after December 15, 2010. Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. However, comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption. The adoption of this ASU has no material impact on the Company’s financial statements.

The FASB issued ASU 2011-01 “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”.  The amendments in this Update temporarily delay the effective date of the disclosure about troubled debt restructurings in ASU 2010-20 for public entities.  The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring.  The effective date of the new disclosures about troubled debt restructuring for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.  Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.  The adoption of this ASU has no material impact on the Company’s financial statements.

In April 2011, the FASB issued ASU 2011-02 “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”.  The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties.  A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debts in foreseeable future without the modification. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a troubled debt restructuring.  An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies – Loss Contingencies.  The management is assessing the impact of this ASU on the Company’s financial statements.

In April 2011, the FASB issued ASU 2011-03 “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements”.  The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  The management is assessing the impact of this ASU on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The FASB and the International Accounting Standard Board (IASB) work together to ensure that fair value has the same meaning in U.S. GAAP and IFRSs and that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style).  The Boards concluded that the amendments in this ASU will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU explain how to measure fair value.  They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  The management is assessing the impact of this ASU on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”.  In this ASU, the entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this ASU are to be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early application by public entities is permitted.  The management is assessing the impact of this ASU on the Company’s financial statements.

4.  INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows:-

	For the three months ended June 30,		For the nine months ended June 30,		Cumulative total since
	(Unaudited)		(Unaudited)		inception
	2011	2010	2011	2010	(Unaudited)
	US$	US$	US$	US$	US$

Loss before income taxes	(2,326)	(5,410)	(8,084)	(13,568)	(172,828)

Expected benefit at statutory rate of 15%	(349)	(811)	(1,213)	(2,035)	(25,924)
Valuation allowance	349	811	1,213	2,035	25,924

	-	-	-	-	-

In July 2006, the FASB issued ASC 740 (previously Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax position and considered that no provision for uncertainty in income taxes is necessary as of June 30, 2011.

Recognized deferred tax asset is as follows :-

	As of		As of
	June 30,		September 30,
	2011		2010
	(Unaudited	)	(Audited	)
	US$		US$

Operating losses available for future periods	25,924		24,711
Valuation allowance	(25,924)		(24,711)

	-		-

As of June 30, 2011, the Company had incurred operating losses of US$172,828 which, if unutilized, will expire through to 2029.  Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

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

As of June 30, 2011, there was no unrecognized stock-based compensation costs associated with these restricted shares granted to the director.

8.

STOCK INCENTIVE PLAN

The Company has not established any stock incentive plan since its incorporation.

9.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of June 30, 2011.

10.

RELATED PARTY TRANSACTIONS

The majority stockholder, who is also the director, advanced US$40,113 and US$1,020 to the Company to finance its working capital from inception on August 16, 2006 through June 30, 2011 and for the three months ended June 30, 2011, respectively.  The advances are interest-free, unsecured and repayable on demand.

On April 1, 2008, the Company entered into a sublease agreement with a company in which the director has a beneficial interest, to sublease a portion of the office premises leased by the related company at a monthly rent of HK$20,000.  Rental expenses paid from inception on August 16, 2006 through December 31, 2009 amounted to US$30,876.

The agreement was terminated with effect from April 1, 2009. The Company had no rental expenses during the nine months ended June 30, 2011.

11.

SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the financial statements were issued and determined that there were no subsequent events or transactions that require recognition or disclosure in the financial statements.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note of Caution Regarding Forward Looking Statements

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM10-Q INCLUDE FORWARD-LOOKING STATEMENTS THAT INCLUDE RISKS AND UNCERTAINTIES. WE USE WORDS SUCH AS "ANTICIPATES," "BELIEVES," "PLANS," "EXPECTS," "FUTURE," "INTENDS" AND SIMILAR EXPRESSIONS TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THIS FORM ALSO CONTAINS FORWARD-LOOKING STATEMENTS ATTRIBUTED TO CERTAIN THIRD PARTIES RELATING TO THEIR ESTIMATES REGARDING THE OPERATION AND GROWTH OF OUR BUSINESS AND SPENDING. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE HEREOF. WE HAVE BASED THESE FORWARD-LOOKING STATEMENTS ON OUR CURRENT EXPECTATIONS AND PROJECTIONS ABOUT FUTURE EVENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS QUARTERLY REPORT ON FORM10-Q. AS WE ARE A DEVELOPMENT STAGE COMPANY WITH NO SIGNIFICANT OPERATIONS TO DATE. OUR ABILITY TO GENERATE REVENUE IS SUBJECT TO SUBSTANTIAL RISKS.

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

Plan of Operations

For the fiscal year ending September 30, 2011, and the subsequent twelve months, the Company expects to continue with its efforts to develop its Web Design Solutions Business and its Business Opportunities Program. The Company has minimal cash and has earned limited revenue from its business operations.  The Company recorded a net loss of $2,326 for the three months ended June 30, 2011, compared to a net loss of $5,410 for the three months ended June 30, 2010.  There is no assurance that we will achieve or sustain profitability on an annual or quarterly basis. Because the Company has been a development stage company since inception and has generated limited revenues; the Company operates with minimal overhead.  The Company will need to raise additional funds, either in the form of an advance or an equity investment by the Company's President; or in the form of equity investment by outside investors, or some combination of each.

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

Liquidity and Capital Resources

As of June 30, 2011, the Company remained in the development stage.  As of June 30, 2011, the Company's balance sheet reflected current and total assets of $1,028 in the form of cash and cash equivalents. As of June 30, 2011, the Company’s balance sheet reflected current liabilities of $47,470, stockholders’ deficit of $46,442, and accumulated deficit during the development stage of $172,828.

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

ITEM 4

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.

SCH XBRL Schema Document.*

101

  CAL XBRL Taxonomy Extension Calculation Linkbase Document.*

101

   LAB XBRL Taxonomy Extension Label Linkbase Document.*

   PRE XBRL Taxonomy Extension Presentation Linkbase Document.*

101

   DEF XBRL Taxonomy Extension Definition Linkbase Document.*

Filed herewith*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MULTIMEDIA, INC.

By: /s/ Wilson Cheung

Wilson Cheung, President Chief Financial Officer and Director

Date: August 18, 2011