Form 10-K
period 2011-09-30
CHINA MULTIMEDIA, INC.
filed 2012-01-13
CIK 1385211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2011

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

CHINA MULTIMEDIA, INC.

 (Exact name of registrant as specified in its charter)

Nevada	000-52388	98-0507257
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)
Room 306, 3rd Floor, Beautiful Group Tower, 77 Connaught Road, Central, Hong Kong
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of December 28, 2011, the Company had 10,200,000 shares issued and outstanding

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

Holders

The Company's authorized capital is 100,000,000 shares of common stock with $0.001 par value. As of December 28, 2011, we had a total of 10,200,000 shares outstanding.

Dividends

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended September 30, 2011 or 2010.  There are no restrictions on the common stock that limit the ability of us to pay dividends if declared by the Board of Directors and the loan agreements and general security agreements covering the Company’s assets do not limit its ability to pay dividends.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes.

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

Plan of Operations in the next 12 months

For the fiscal year ending September 30, 2011, the Company expects to continue with its efforts to develop its Web Design Solutions Business and its Business Opportunities Program. The Company has minimal cash and has earned limited revenue from its business operations.  The Company did not earn any revenue during the fiscal year ended September 30, 2011.  The Company recorded a net loss of $14,766 for the year ended September 30, 2011, compared to a net loss of $18,645 for the fiscal year ended September 30, 2010, a change of $3,879. There is no assurance that we will achieve or sustain profitability on an annual or quarterly basis. Because the Company has been a development stage company since inception and has generated limited revenues; the Company operates with minimal overhead.  The Company will need to raise additional funds, either in the form of an advance or an equity investment by the Company's President; or in the form of equity investment by outside investors, or some combination of each.

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

Liquidity and Capital Resources

As of September 30, 2011, the Company remains in the development stage. As of September 30, 2011, the Company's balance sheet reflects current and total assets of $956 in the form of cash and cash equivalents, net liabilities and stockholders’ deficit of $53,053 respectively and accumulated deficit during the development stage of $179,510.  The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities. The Company has no agreement in place with its stockholders or other persons to pay expenses on its behalf, but it is currently anticipated that the Company will rely on loans from the director, Mr. Wilson Cheung, to pay any daily operating expenses prior to any fund raising exercise. The Company anticipates that this arrangement will not change until the Company is able to consummate a business transaction.

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

FOR THE YEAR ENDED SEPTEMBER 30, 2011

INDEX

Page

Report of independent registered public accounting firm

9

Balance sheets

10

Statements of operations and comprehensive loss

11

Statements of stockholders’ (deficit) equity

12

Statements of cash flows

13

Notes to financial statements

14-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the sole director and stockholders of China Multimedia, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of China Multimedia, Inc. (the “Company”) as of September 30, 2011 and 2010, and the related statements of operations and comprehensive loss, stockholders’ (deficit) equity and cash flows for each of the two years in the period ended September 30, 2011, and for the period from inception on August 16, 2006 through September 30, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2011 and for the period from inception on August 16, 2006 through September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in note 1 to the financial statements, the Company is a development stage company and had an accumulated deficit as of September 30, 2011, which raises substantial doubt about its ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PKF

Certified Public Accountants

Hong Kong, China

December [28], 2011

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF SEPTEMBER 30, 2011 AND 2010

	As of	As of
	September 30,	September 30,
	2011	2010
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	956	1,205

Total assets	956	1,205

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accrued audit fee	10,869	4,705
Amount due to a stockholder (Note 8)	43,140	34,983

Total liabilities	54,009	39,688

Stockholders’ (deficit) equity
Common stock - US$0.001 par value (Note 4) :
Authorized 100,000,000 shares; 10,200,000 shares issued
and outstanding	10,200	10,200
Additional paid-in capital	116,000	116,000
Accumulated deficit during the development stage	(179,510)	(164,744)
Accumulated other comprehensive income	257	61

Total stockholders’ deficit	(53,053)	(38,483)

Total liabilities and stockholders’ deficit	956	1,205

See accompanying notes to financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

AND FROM INCEPTION ON AUGUST 16, 2006 THROUGH SEPTEMBER 30, 2011

		For the	For the
	Cumulative	year ended	year ended
	total since	September 30,	September 30,
	inception	2011	2010
	US$	US$	US$

Revenue	7,737	-	-

Expenses
Formation expenses	778	-	-
General and administrative expenses	186,484	14,766	18,645

Loss from operations	(179,525)	(14,766)	(18,645)
Interest income	15	-	-

Loss before income taxes	(179,510)	(14,766)	(18,645)
Income taxes (Note 2)	-	-	-

Net loss	(179,510)	(14,766)	(18,645)

Other comprehensive income
Foreign currency translation adjustment	257	196	-

Comprehensive loss	(179,253)	(14,570)	(18,645)

Net loss per share :
Basic and diluted (Note 3)	(0.04)	(0.00)	(0.02)

Weighted average number of shares :
Basic and diluted	4,789,637	10,200,000	10,200,000

See accompanying notes to financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FROM INCEPTION ON AUGUST 16, 2006 THROUGH SEPTEMBER 30, 2011

					Accumulated
					deficit	Accumulated
	Common stock		Additional		during the	other
	No. of		paid-in		development	comprehensive
	shares	Amount	capital		period	income	Total
		US$	US$		US$	US$	US$

Issuance of common stock	1,000,000	1,000	-		-	-	1,000

Net loss	-	-	-		(23,009)	-	(23,009)

Foreign currency translation
adjustment	-	-	-		-	(68)	(68)

Balance, September 30, 2007	1,000,000	1,000		-	(23,009)	(68)	(22,077)

Issuance of common stock	200,000	200	99,800		-	-	100,000

Net loss	-	-	-		(69,282)	-	(69,282)

Foreign currency translation
adjustment	-	-	-		-	127	127

Balance, September 30, 2008	1,200,000	1,200	99,800		(92,291)	59	8,768

Share-based compensation for
issuance of restricted stocks	9,000,000	9,000	16,200		-	-	25,200

Net loss	-	-	-		(53,808)	-	(53,808)

Foreign currency translation
adjustment	-	-	-		-	2	2

Balance, September 30, 2009	10,200,000	10,200	116,000		(146,099)	61	(19,838)

Net loss	-	-	-		(18,645)	-	(18,645)

Balance, September 30, 2010	10,200,000	10,200	116,000		(164,744)	61	(38,483)

Net loss	-	-	-		(14,766)	-	(14,766)

Foreign currency translation
adjustment	-	-	-		-	196	196

Balance, September 30, 2011	10,200,000	10,200	116,000		(179,510)	257	(53,053)

See accompanying notes to financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FROM THE YEARS ENDED SEPTEMBETR 30, 2011 AND 2010

AND FROM INCEPTION ON AUGUST 16, 2006 THROUGH SEPTEMBER 30, 2011

	Cumulative	Year ended	Year ended
	total since	September 30,	September 30,
	inception	2011	2010
	US$	US$	US$
Cash flows from operating activities

Net loss	(179,510)	(14,766)	(18,645)
Adjustment to reconcile net loss to net cash used in operating activities:
Share-based compensation	25,200	-	-
Change in liability:
Accrued audit fee	10,869	6,164	(532)

Net cash used in operating activities	(143,441)	(8,602)	(19,177)

Cash flows from financing activities

Proceeds from issuance of common stock	101,000	-	-
Advances from a stockholder	43,140	8,157	20,195

Net cash provided by financing activities	144,140	8,157	20,195

Effect of rate change on cash and cash equivalents	257	196	-

Net change in cash and cash equivalents	956	(249)	1,018

Cash and cash equivalents, beginning of period/year	-	1,205	187

Cash and cash equivalents, end of period/year	956	956	1,205

Cash paid for :
Income taxes	-	-	-
Interest	-	-	-

See accompanying notes to financial statements.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2011

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

Continuance of operations

These financial statements are prepared on a going concern basis, which have considered the realization of assets and satisfaction of liabilities in the Company's normal course of business.  As of September 30, 2011, the Company had accumulated deficit during the development stage of US$179,510, which raised substantial doubt about the Company’s ability to continue as a going concern.

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

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2011

1.

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Cash and cash equivalents

Cash and cash equivalents comprise highly liquid investments with original maturity of three months or less.  As of September 30, 2011, cash and cash equivalents consisted of bank balances of US$956 denominated in Hong Kong dollar (“HKD”).

Concentration of risk

The Company maintains a HKD savings account with a commercial bank in Hong Kong, which is financial instrument that are potentially subject to concentration of credit risk.  During the reporting periods, the Company did not engage in any hedging activities.

Income taxes

The Company accounts for income tax in accordance with ASC 740 “Income taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statement bases of assets and liabilities. A valuation allowance is recognized on deferred tax assets when it is more likely than not that these deferred tax assets will not be realized.

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

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2011

1.

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Conversion of amounts from HKD into US$ has been made at the exchange rate of US$1.00 = HK$7.7929 for the year ended September 30, 2011 and US$1.00 = HK$7.7667 as of September 30, 2010, respectively.

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

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2011

1.

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2011

1.

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recently Issued Accounting Pronouncements (cont’d)

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

2.

INCOME TAXES

A reconciliation of income taxes at statutory rate is as follows:-

	Cumulative	Year ended	Year ended
	total since	September 30,	September 30,
	inception	2011	2010
	US$	US$	US$

Loss before income taxes	(179,510)	(14,766)	(18,645)

Expected benefit at statutory rate of 15%	(26,926)	(2,215)	(2,797)
Valuation allowance	26,926	2,215	2,797

	-	-	-

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax position and considered that no provision for uncertainty in income taxes is necessary as of September 30, 2011.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2011

2.

INCOME TAXES (CONT’D)

Recognized deferred income tax asset is as follows:-

	As of	As of
	September 30,	September 30,
	2011	2010
	US$	US$

Operating losses available for future periods	26,926	24,711
Valuation allowance	(26,926)	(24,711))

	-	-

As of September 30, 2011, the Company had incurred operating losses of US$179,510 which, if unutilized, will expire through to 2031. Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

As of September 30, 2011, the tax for the period from inception on August 16, 2006 through September 30, 2011 remains subject to examination by tax authorities.

3.

NET LOSS PER SHARE

During the reporting periods, the Company did not issue any dilutive instruments.  Accordingly, the reported basic and diluted loss per share is the same.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2011

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

The Company estimated the fair value of the Company’s common stock on August 31, 2009 to be US$0.0028 per share.  Accordingly, the Company recorded non-cash share-based compensation expense of US$25,200 for the year ended September 30, 2009, which was included in the general and administrative expenses.

As of September 30, 2011, there was no unrecognized stock-based compensation costs associated with these restricted shares granted to the director.

CHINA MULTIMEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2011

6.

STOCK INCENTIVE PLAN

The Company has not established any stock incentive plan since its incorporation.

7.

COMMITMENTS AND CONTINGENCIES

The Company had no commitments or contingent liabilities as of September 30, 2011 and 2010.

8.

RELATED PARTY TRANSACTIONS

A stockholder, who is also the director, advanced US$43,140 to the Company to finance its working capital as of September 30, 2011.  The advance is interest-free, unsecured and repayable on demand.

9.

SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date these financial statements were issued, and determined that there were no subsequent events or transactions that would require recognition or disclosures in the financial statements.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the fiscal year ended September 30, 2011, there were no disagreements with our accountants on accounting and financial disclosure.

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2010 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of September 30, 2011, the Company's internal control over financial reporting was effective.

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

Name	Age	Position	Director or Officer Since
Wilson Cheung	37	President, Chief Executive Officer, Chief Financial Officer, Director	August 2006
Vivian Wing Yee Poon	28	Secretary	February 2008

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

Involvement in Certain Legal Proceedings

To the best of its knowledge, the Company’s directors and executive officers were not involved in any legal proceedings during the last ten years as described in Item 401(f) of Regulation S-K.

Directorships

Wilson Cheung is director of Super Luck, Inc., Market Data Consultants, Inc and DNA Systems, Inc.  He files reports under the Securities Exchange Act of 1934.

Audit Committee Financial Expert

The Company does not currently have an audit committee financial expert.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and director, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission. Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, during the fiscal year ended September 30, 2011, all Section 16(a) filing requirements applicable to its officers, director and 10% stockholders were satisfied.

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

Summary Compensation Table

						Non-Equity	Non-qualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)
Wilson Cheung, CEO, CFO	2011 2010 2009 2008	$nil $nil $nil $nil	-- -- -- --	-- -- 25,200(1) --	-- -- -- --	-- -- -- --	-- -- -- --	-- -- -- --	-- -- $25,200 $nil

(1)

This amount represents 9,000,000 shares of the Company’s common stock that were issued in exchange for services rendered as an officer and director of the Company, which services were valued at $25,200, based on the share price of $0.0028 for the 9,000,000 shares of common stock at the grant date.

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the fiscal year ended September 30, 2011.

Equity Compensation Plan Information

The Company currently does not have any equity compensation plans.

Director Compensation

We do not currently compensate our directors for their services as directors. Directors are reimbursed for their reasonable out-of-pocket expenses incurred with attending board or committee meetings.

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended September 30, 2011.

Change in
	Fees				Pension
	Earned			Non-Equity	Value and
	And			Incentive	Non-qualified
	Paid in	Stock	Option	Plan	Compensation	All other
Name and	Cash	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	($)	($)	($)	(#)	($)	($)	($)

Wilson Cheung	$nil	--	--	--	--	--	$--

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 28, 2011, the ownership of each person known by the Company to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Registrant except as may be otherwise noted.

Title of Class	Name	Number of Shares Beneficially Owned	Percent of Class

Common	Josephine Wai Wai Cheung	1,000,000	9.8%

Security Ownership of Management

The following table sets forth, as of December 28, 2011, the ownership of each executive officer and director of the Company, and of all executive officers and directors of the Registrant as a group. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Company except as may be otherwise noted.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed and billable by PKF Hong Kong, Certified Public Accountants, CMI’s independent auditors, for the audit of CMI’s annual financial statements and reviews of quarterly financial statements for the years ended September 30, 2011 and 2010 were $6,717 and $8,717 respectively.

Audit Related Fees

PKF Hong Kong, Certified Public Accountants, did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2011 and 2010.

Tax Fees

PKF Hong Kong, Certified Public Accountants, did not bill the Company any amount for tax compliance, advice and planning for the fiscal years ended 2011 and 2010.

All Other Fees

PKF Hong Kong, Certified Public Accountants, did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2011 and 2010.

Audit Committees Pre-approval Policies and Procedures

The Company does not have an audit committee per se. The current board of directors functions as the audit committee.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Audited Financial Statements for Fiscal Year Ended September 30, 2011.

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

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	SCH XBRL Schema Document.*
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document.*
101	LAB XBRL Taxonomy Extension Label Linkbase Document.*
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document.*
101	DEF XBRL Taxonomy Extension Definition Linkbase Document.*

* Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MULTIMEDIA, INC.

By: /s/ Wilson Cheung

Wilson Cheung, Chief Financial Officer

Date: January 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Wilson Cheung

Wilson Cheung, Chief Executive Officer

Date: January 13, 2012

By: /s/ Wilson Cheung

Wilson Cheung, Chief Financial Officer

Date: January 13, 2012

By: /s/ Wilson Cheung

Wilson Cheung, Director

Date: January 13, 2012